Form 10-Q
period 2014-12-31
Blue Sky Media Corp
filed 2015-02-11
CIK 1604930

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] Quarterly report pursuant section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2014

[ ] Transition report pursuant section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ________________to ________________

Commission file number 333-198828

Blue Sky Media Corporation

(Name of small business issuer in its charter)

Wyoming	7812	46-2378100
(State or other jurisdiction of incorporation or organization)	(Primary Standard Industrial Classification Code Number)	(I.R.S. Employer Identification Code Number)

800 Grand Avenue

Suite 12 A

Carlsbad, CA 92008

www.BlueSkyMediaInc.com

307-278-9649

(Address and telephone number of registrant's principal executive offices and principal place of business)

(Former Address and telephone number of registrant's principal executive offices and principal place of business)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]      No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in

Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of Òlarge accelerated filer,Ó Òaccelerated filerÓ and Òsmaller reporting companyÓ in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [  ]    No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at December 31, 2014
Common Stock, $0.001 par value per share	10,851,500

CONSOLIDATED FINANCIAL STATEMENTS

BLUE SKY MEDIA CORPORATION

BLUE SKY MEDIA CORPORATION

CONSOLIDATED BALANCE SHEETS

December 31, 2014 and June 30, 2014

		Unaudited	Audited-Restated
		December 31,	June 30,
		2014	2014

Assets

Current Assets
Cash		$41,015	$54,151
Accounts receivable		4,500	7,500
Total Current Assets		45,515	61,651

Fixed Assets
Furniture and Equipment		988	988
Total Fixed Assets		988	988
Other Assets
Film Assets		27,360	27,360
Film Equipment		1,889	1,889
Total Other Assets		29,248	29,248
Total Assets		$75,751	$91,887

Liabilities And Stockholders' Equity (Deficit)

Current Liabilities	$		$
Accounts payable		-	8,500
Total Current Liabilities		-	8,500

Total Liabilities		-	8,500

Stockholders' Equity (Deficit)

Common stock $0.001 par value 75,000,000 shares authorized 10,851,500 shares issued and outstanding at December 31, 2014 and June 30, 2014, respectively		10,851	10,851
Additional paid in capital		136,048	136,048
Accumulated Deficit		(71,148)	(63,513)
Total Stockholders' Equity (Deficit)		75,751	83,386

Total Liabilities and
Stockholders' Equity (Deficit)		$75,151	$91,887

See accompanying notes to consolidated financial statements.

BLUE SKY MEDIA CORPORATION

Consolidated Statements of Operations

December 31, 2014 and December 31, 2013

	Three Months Ended December 31,	Three Months Ended December 31,	Six Months Ended December 31,	Six Months Ended December 31,
	2014	2013	2014	2013
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue

Sales	$14,300	$42,073	$37,800	$43,273
Total Revenue	14,300	42,073	37,800	43,273

Cost of Goods Sold	—	—		—

Gross Profit	14,300	42,073	37,800	43,273

General and Administrative Expenses
Equipment/Filming	500	1,109	1,015	1,034
Fees	18	3	21	713
Consulting Fees	7,000	3,200	12,000	3,200
Professional Fees	5,450	—	19,000	—
Marketing Expense	1,168	1,297	930	626
APP Development	7,000	—	7,000	—
Travel	187	2,553	425	3.084
Office expenses	2,546	607	5,046	982

Total Expenses	(23,869)	(8,769)	(45,437)	9,639

Net Operating Income/Loss	(9,569)	33,303	(7,636)	33,633

Other Income/Expense		200		200

Net Income/Loss	$(9,569)	$33,503	$(7,636)	$33,833

Basic and Diluted Loss Per Common Share	$(.00)	$0.00	$(0.00)	$0.00

Weighted Average Shares Outstanding	10,851,500	7,092,000	10,851,000	10,851,500

See accompanying notes to consolidated financial statements.

BLUE SKY MEDIA CORPORATION

Consolidated Statements of Cash Flows

Three Months ended December 31, 2014 and December 31, 2013

	December 31,	December 31,
	2014 (Unaudited)	2013 (Unaudited)
Cash Flows from Operating Activities
Net Income\loss	$(9,569)	$33,503

Adjustments to Reconcile Net Loss To Net Cash Provided by (Used In) Operating Activities:

Accounts receivable	8,000	—
Accounts payable	-	—
Net Cash Provided by Operating Activities	(1,569)	33,503

Cash Flows From Investing Activities	—	—

Net Cash Provided by Investing Activities	-	(2,521)

Cash Flows from Financing Activities

Net Cash Provided by Financing Activities	-	-

Increase in Cash	(1,569)	30,981

Cash at Beginning of Period	42,584	598

Cash at End of Period	$41,015	$31,581

Cash paid for Interest	$—	$—

Cash paid for income taxes	$—	$—

See accompanying notes to consolidated financial statements.

BLUE SKY MEDIA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014 (Unaudited) and June 30, 2014 (Audited)

Note 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of the significant accounting policies applied in the preparation of the accompanying financial statements follows.

BUSINESS AND BASIS OF PRESENTATION

Blue Sky Media Corporation. ("BSM") was incorporated under the laws of the State of Wyoming on March 20, 2013.

BSM was formed as a Media Company engaging in commercial film production, film acquisition, film distribution and APP development. Within those frameworks the Company also acquires film treatments, scripts and film trailers for resale and/or production.

BASIS OF PRESENTATION

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America, and pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") and reflect all adjustments, consisting of normal recurring adjustments, which management believes are necessary to fairly present the financial position, results of operations and cash flows of the Company as of December 31, 2014.

ESTIMATES

The preparation of the financial statement in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts. Accordingly, actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS

The Company maintains a cash balance in a non-interest-bearing account that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of December 31, 2014 and December 31, 2013.

PROPERTY AND EQUIPMENT

The Company values its investment in property and equipment at cost less accumulated depreciation. Depreciation is computed primarily by the straight line method over the estimated useful lives of the assets ranging from three to five years. As of December 31, 2014 and June 30, 2014 the company had no depreciation expense.

INVENTORY

Inventory is recorded at lower of cost or market; cost is computed on a first-in first-out basis.

ACCOUNTS RECEIVABLE

Trade receivables are carried at original invoice amount. We recognize revenue from sales or services rendered when the following four criteria are met: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the selling price is fixed or determinable, and collectability is reasonably assured. Receivables past due for more than 120 days are considered delinquent. Management determines uncollectible accounts by regularly evaluating individual customer receivables and considering a customer's financial condition, credit history, and current economic conditions and by using historical experience applied to an aging of accounts. Recoveries of trade receivables previously written off are recorded when received.

FAIR VALUE OF FINANCIAL INSTRUMENTS AND DERIVATIVE FINANCIAL INSTRUMENTS

We have adopted Accounting Standards Codification regarding Disclosure About Derivative Financial Instruments and Fair Value of Financial Instruments. The carrying amounts of cash, accounts payable, accrued expenses, and other current liabilities approximate fair value because of the short maturity of these items. These fair value estimates are subjective in nature and involve uncertainties and matters of significant judgment, and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect these estimates. We do not hold or issue financial instruments for trading purposes, nor do we utilize derivative instruments in the management of foreign exchange, commodity price or interest rate market risks.

FEDERAL INCOME TAXES

Deferred income taxes are reported for timing differences between items of income or expense reported in the financial statements and those reported for income tax purposes in accordance with Accounting Standards Codification regarding Accounting for Income Taxes, which requires the use of the asset/liability method of accounting for income taxes. Deferred income taxes and tax benefits are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and for tax loss and credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Deferred taxes are provided for the estimated future tax effects attributable to temporary differences and carryforwards when realization is more likely than not.

NET INCOME PER SHARE OF COMMON STOCK

We have adopted Accounting Standards Codification regarding Earnings per Share, which requires presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. In the accompanying financial statements, basic earnings per share of common stock is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. We do not have a complex capital structure requiring the computation of diluted earnings per share.

INTERNAL WEBSITE DEVELOPMENT COSTS

Under ASC350-50, Website Development Costs , costs and expenses incurred during the planning and operating stages of the Company's website are expensed as incurred. Under ASC 350-50, costs incurred in the website application and infrastructure development stages are capitalized by the Company and amortized to expense over the website's estimated useful life or period of benefit.

IMPAIRMENT OF LONG-LIVED ASSETS

The Company evaluates the recoverability of long-lived assets and the related estimated remaining lives at each balance sheet date. The Company records an impairment or change in useful life whenever events or changes in circumstances indicate that the carrying amount may not be recoverable or the useful life has changed.

STOCK BASED COMPENSATION

The Company recognizes stock-based compensation in accordance with ASC Topic 718 "Stock Compensation", which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options and employee stock purchases related to an Employee Stock Purchase Plan based on the estimated fair values. For non-employee stock-based compensation, we have adopted ASC Topic 505 "Equity-Based Payments to Non-Employees", which requires stock-based compensation related to non-employees to be accounted for based on the fair value of the related stock or options or the fair value of the services on the grant date, whichever is more readily determinable in accordance with ASC Topic 718.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

As of December 31, 2014 and June 30, 2014, the Company does not expect any of the recently issued accounting pronouncements to have a material impact on its financial condition or results of operations.

Note 2 - Uncertainty, going concern:

The Company's financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs to allow it to continue as a going concern. As of December 31, 2014 the Company had an accumulated deficit of $71,149. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

In order to continue as a going concern, the Company will need, among other things, additional capital resources. The Company is contemplating conducting an offering of its debt or equity securities to obtain additional operating capital. The Company is dependent upon its ability, and will continue to attempt, to secure equity and/or debt financing. There are no assurances that the Company will be successful and without sufficient financing it would be unlikely for the Company to continue as a going concern.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

Note 3 – Restatement:

The financial statements have been revised to correct an error in accounting for the following line items. In accordance with applicable Generally Accepted Accounting Principles (GAAP), the Company calculated and recognized adjustments accordingly.

	Restated 6/30/2014	Original 6/30/2014
Film Assets	27,360	34,200
Cost of Goods Sold	6,840	21,500
Salaries	30,300	3,300
App Development	53,500	8,500
Marketing Services	21,500	-
Total Expenses	149,148	55,648
Net Loss	(57,031)	21,809
From Statement of Cash Flow
Stock issued for services	96,500	-
Additional Paid in Capital	136,048	109,049
Accumulated Deficit	(63,513)	15,327

Note 4- Assets

The Company has acquired the rights to five films . all of which are in the initial stages of pre-production, from Ocean Pure Media Corporation for $34,200.00. 300,000 shares valued at $.10 per share were issued to Hector Medina and 42,000 shares valued at $.10 per share were issued to 42 shareholders of Ocean Pure Media Corporation. The acquisition was done on a flat rate basis; meaning that there was no consideration of value placed on each individual film.

We plan to either market the rights to each individual film or possibly produce films contingent on the proper financing (as noted in the section Description of Business).

We have sold the rights to one film, "Two Sevens ClashÓ for $26,000.00

Films acquired:

"Badlands", (a Horror genre)

"Life of a third World Surfer", (Documentary)

"The Trestles" (Documentary)

"Two Sevens Clash", (the film rights were sold)

"Beirut-Beirut" ( Drama story)

Note 5 - Related Party Transactions

The Company incurred expenses of $36,800 for salaries to its officers. Restricted shares in the amount of 9,500,000 shares were issued in lieu of cash. 6,500,000 shares were issued to Hannah Grabowski at a par value of $.001 per share and 3,000,000 shares were issued to Wayne Berian at par value of $.10 per share.

Note 6 – Common Stock

In 2013 the Company authorized the issuance of 6,500,000 founder shares at par value. In addition 250,000 shares were acquired for $250.00 by Hannah Grabowski in 2013. In 2014 the Company issued 3,000,000 shares at $.10 per share to the Company's newly appointed President, Wayne Berian.

On May 10, 2013 the Company issued 342,000 shares to Ocean Pure Media Corporation, which were issued to the shareholders of Ocean Pure Media Corporation per a contract whereby the Company acquired the rights to certain film media.

On May 12, 2014 the company authorized the issuance of 450,000 shares to MMT, Inc. at a value of $.10 per share for the development of a film APP. (For Transaction Details See: (Description of Business-APP Research and Development, p. 19)

At the year end June 30, 2014 the Company had issued 94,500 shares to investors via a Private Offering of the company's shares at $.10 per share.

In June of 2014 the Company issued 215,000 shares at a value of $.10 per share for marketing services.

Note 7 – Income Taxes

We account for income taxes in accordance with FASB ASC 740, Income Taxes which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statement or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Under FASB ASC 740, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations.

Note 8 – Subsequent Events

Management has reviewed events between December 31, 2014 to the date that the financials were issued, January , 2015, and there were no significant events identified for disclosure.

ITEM 2. Management's discussion and analysis of financial condition and results of operations

General

We were incorporated in Wyoming on March 20, 2013 and we have elected, for the purpose of filing our Registration Statement with the SEC and preparing our audit, June 30, 2014 as our fiscal year end.

We are developers, financiers, producers and distributors of motion pictures and related entertainment products. We also generate revenue from commercial video work and are in process of developing an APP. We have been, initially, capitalized through the acquisition of Assets from our founding shareholder, outside producers, cash flows from the distribution of our film product, commercial video work and the proceeds from a Private Placement offering.

Our plans are to continue to market the film rights we own through the companies we have engaged for marketing. We don't anticipate any further costs in regards to marketing the film rights. We estimate a time frame of 3-12 months to sell the rights to our films, however there is no assurance that they could be sold in that time frame. We will also continue to seek financing for one of our films either through a joint venture arrangement or a royalty arrangement. We may also seek equity financing in the future. Production costs and marketing costs for a film could be anywhere from $50,000 to $500,000 depending on the film produced and how the film would be slated to be viewed. At this time we have no arrangements for any funding source nor have we established which film we would produce first if we were to do so. Regarding the marketing of our commercial video services, we have entered into several agreements for commercial video work since our year end and have completed several. We will continue to market our commercial video services with anticipation of expanding our marketing efforts. Although we have engaged 2 companies to aid in the marketing of our commercial video capabilities our optimum would be to hire a person on a full time basis exclusively for marketing our commercial video services which we estimate would cost a minimum of $4,000 per month. At this time we have no plans to hire that person and will not do so until we are better capitalized, which at this time we have no plans for funding of any type.

We have paid $53,500 towards the development of the APP per a contract whereby there are no time frames for completion nor are there any penalties for non-performance; as with many software development projects it is difficult to project an absolute completion date. 450,000 shares of stock were issued at $.10 per share for the transaction and the balance of $8,500 was paid in cash. (See: Description of Business- App Research and Development, p. 19 for further details)

Significant Accounting Policies and Estimates

Management's Discussion and Analysis of Financial Condition and Results of Operations discusses the Company's consolidated financial statements which have been prepared in accordance with accounting principals generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management bases its estimates and judgments on historical experiences and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Revenue Recognition

Revenue consists substantially of fees earned from movies and videos that we have interests in and commercial video work. We recognize revenue from a sale or licensing arrangement of a film when all of the following conditions are met: non-refundable payment for film rights per a contract, or; persuasive evidence of a sale or licensing arrangement with a customer exists; the film is complete and, in accordance with the terms of the arrangement, has been delivered or is available for immediate and unconditional delivery; the license period of the arrangement has begun and the customer can begin its exploitation, exhibition, or sale; the arrangement fee is fixed or determinable; and collection of the arrangement fee is reasonably assured. We recognize revenue from commercial video services rendered when the following four criteria are met: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the selling price is fixed or determinable, and collectability is reasonably assured upon invoicing for work.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires us to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statement and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from the estimates.

25

Results of Operations

For the three months ended December 31, 2014 and six months ended December 31, 2014, respectively, we had gross revenues of $14,300 and $37,800, derived from commercial video work, and total Operating Expenses of $23,869 and $45,437 compared with the three months ended December 31, 2013 and six months ended December 31, 2013, respectively, we had gross revenues of $42,073 and $43,273, derived from commercial video work and the sale of one of our films, and total Operating Expenses of $8,769 and $9,639. Net loss for the three months ended December 31, 2014 and six months ended December 31, 2014, respectively was $9,569 and $7,636 as compared to the three months ended December 31, 2013 and six months ended December 31, 2013, respectively we had net income of $33,503 and 33,833. It is the intention of the Company to continue to develop and distribute its entertainment assets and to engage commercial video work as well as to develop its APP, however, there is no assurance the Company will continue to generate Net Income over the long term. At December 31, 2014, since our year end June 30, 2014, we have completed several commercial videos and continue developing our APP. We have several commercial video projects we are currently working on. We typically bill on a flat rate basis after estimating time and resources needed for shooting.

Liquidity and Capital Resources

As of the period ending December 31, 2014 the Company had cash on hand of $41,015, total current assets of $45,515, total assets of $75,751, total current liabilities of $0 and Total Stockholder's Equity of $75,751. At the period ending June 30, 2014 the Company had cash on hand of $54,151, total current assets of $61,651, total assets of $91,887, current liabilities of $8,500 and Total Stockholder's Equity of $83,386. The Company's cash was generated from revenue from commercial video work, the sale of the rights to one of its pre-production films, and proceeds from a Private Placement of its shares. The Company believes it has sufficient cash resources available to fund its primary operation for the next twelve (12) months. The Company has no, current, off balance sheet arrangements and does not anticipate entering into any off balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition. The Company has no agreements in place with its shareholders, officer and director or with any third parties to fund operations beyond the end of the Company's 2014 fiscal year. The Company has not negotiated nor has available to it any other third party sources of liquidity.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our chief executive officer and chief financial officer are responsible for establishing and maintaining our disclosure controls and procedures. Disclosure controls and procedures means controls and other procedures that are designed to ensure that information we are required to disclose in the reports that we file or submit under the Securities Exchange Act of 1933 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and to ensure that information required to be disclosed by us in those reports is accumulated and communicated to the our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our chief executive officer and chief financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1933) as of December 31, 2014. Based on that evaluation, our chief executive officer and chief financial officer have concluded that, as of the evaluation date, such controls and procedures were effective.

Changes in internal controls

There were no changes in our internal controls over financial reporting that occurred during the quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

13

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults upon Senior Securities

None.

Item 4. Mining Safety Disclosures

None.

Item 5. Other Information/Subsequent Events

ITEM 6. EXHIBITS

Number	Exhibit
31.1**	Certification of the Chief Executive Officer, as the principal executive officer and the principal financial officer, under 18 U.S.C. Section 1350, as adopted in accordance with section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of the Chief Executive Officer, as the principal executive officer and the principal financial officer, under 18 U.S.C. Section 1350, as adopted in accordance with Section 906 of the Sarbanes-Oxley Act of 2002.

** Filed Herewith

SIGNATURES

         Pursuant to the requirements of the Securities Act of 1933, the registrant certifies that it has reasonable grounds to believe that it meets all of the requirements for filing on Form S-1 and has duly caused this registration statement to be signed on our behalf by the undersigned, in the City of Carlsbad, CA., on January , 2015.

Dated: February 11 , 2015	BLUE SKY MEDIA CORPORATION

	By:	/s/ Wayne Berian
Wayne Berian,
Chief Executive Officer

13