Form 10-Q
period 2015-03-31
Blue Sky Media Corp
filed 2015-05-06
CIK 1604930

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] Quarterly report pursuant section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2015

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer,” "accelerated filer” and "smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [  ]    No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at March 31, 2015
Common Stock, $0.001 par value per share	10,851,500

CONSOLIDATED FINANCIAL STATEMENTS

BLUE SKY MEDIA CORPORATION

BLUE SKY MEDIA CORPORATION

CONSOLIDATED BALANCE SHEETS

March 31, 2015 and June 30, 2014

		Unaudited	Audited-Restated
		March 31,	June 30,
		2015	2014

Assets

Current Assets
Cash		$46,795	$54,151
Accounts receivable		-	7,500
Total Current Assets		46,795	61,651

Fixed Assets
Furniture and Equipment		988	988
Total Fixed Assets		988	988
Other Assets
Film Assets		27,360	27,360
Film Equipment		2,595	1,889
Total Other Assets		29,955	29,248
Total Assets		$77,738	$91,887

Liabilities And Stockholders' Equity (Deficit)

Current Liabilities	$		$
Accounts payable		-	8,500
Total Current Liabilities		-	8,500

Total Liabilities		-	8,500

Stockholders' Equity (Deficit)

Common stock $0.001 par value 75,000,000 shares authorized 10,851,500 shares issued and outstanding at March 31, 2015 and June 30, 2014, respectively		10,851	10,851
Additional paid in capital		136,048	136,048
Accumulated Deficit		(69,161)	(63,513)
Total Stockholders' Equity (Deficit)		77,738	83,386

Total Liabilities and
Stockholders' Equity (Deficit)		$77,738	$91,887

See accompanying notes to consolidated financial statements.

BLUE SKY MEDIA CORPORATION

Consolidated Statements of Operations

March 31, 2015 and March 31, 2014

	Three Months Ended March 31,	Three Months Ended March 31,	Nine Months Ended March 31,	Nine Months Ended March 31,
	2015	2014	2015	2014
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue

Sales	$15,750	$11,984	$53,550	$55,257
Total Revenue	15,750	11,984	53,550	55,257

Cost of Goods Sold	—	—		—

Gross Profit	15,750	11,984	53,550	55,257

Expenses
Equipment/Filming	228	8,546	743	9,436
Fees	173	250	194	963
Consulting Fees	-	8,000	12,000	11,200
Professional Fees	8,000	—	27,000	—
Marketing Expense	-	778	2,281	1,758
APP Development	-	—	7,000	—
Travel	520	640	265	3,333
Office expenses	4,847	1,050	9,721	2,214

Total Expenses	(13,767)	(19,264)	(59,204)	(28,904)

Net Operating Income/Loss	1,983	(7,280)	(5,654)	26,353

Other Income/Expense	5	-	5	200

Net Income/Loss	$1,988	$(7,280)	$(5,649)	$26,553

Basic and Diluted Loss Per Common Share	$.00	$(0.00)	$(0.00)	$0.00

Weighted Average Shares Outstanding	10,851,500	7,092,000	10,851,000	10,851,500

See accompanying notes to consolidated financial statements.

BLUE SKY MEDIA CORPORATION

Consolidated Statements of Cash Flows

Three Months ended March 31, 2015 and March 31, 2014

	March 31,	March 31,
	2015 (Unaudited)	2014 (Unaudited)
Cash Flows from Operating Activities
Net Income\loss	$(5,649)	$26,553

Adjustments to Reconcile Net Loss To Net Cash Provided by (Used In) Operating Activities:

Accounts receivable	7,500	—
Accounts payable	(8,500)-	—
Net Cash Provided by Operating Activities	(6,649)	26,553

Cash Flows From Investing Activities	—	—

Net Cash Provided by Investing Activities	(707)	(2,521)

Cash Flows from Financing Activities

Net Cash Provided by Financing Activities	-	-

Increase in Cash	(7,356)	24,033

Cash at Beginning of Period	54,151	268

Cash at End of Period	$46,795	$24,301

Cash paid for Interest	$—	$—

Cash paid for income taxes	$—	$—

See accompanying notes to consolidated financial statements.

BLUE SKY MEDIA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2015 (Unaudited) and June 30, 2014 (Audited)

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

BASIS OF PRESENTATION

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America, and pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") and reflect all adjustments, consisting of normal recurring adjustments, which management believes are necessary to fairly present the financial position, results of operations and cash flows of the Company as of March 31, 2015.

ESTIMATES

The preparation of the financial statement in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts. Accordingly, actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS

The Company maintains a cash balance in a non-interest-bearing account that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of March 31, 2015 and March 31, 2014.

PROPERTY AND EQUIPMENT

The Company values its investment in property and equipment at cost less accumulated depreciation. Depreciation is computed primarily by the straight line method over the estimated useful lives of the assets ranging from three to five years. As of March 31, 2015 and June 30, 2014 the company had no depreciation expense.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

As of March 31, 2015 and June 30, 2014, the Company does not expect any of the recently issued accounting pronouncements to have a material impact on its financial condition or results of operations.

Note 2 - Uncertainty, going concern:

The Company's financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs to allow it to continue as a going concern. As of March 31, 2015 the Company had an accumulated equity of $77,738. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

	Restated 6/30/2014	Original 6/30/2014
Film Assets	27,360	34,200
Cost of Goods Sold	6,840	21,500
Salaries	30,300	3,300
App Development	53,500	8,500
Marketing Services	21,500	-
Total Expenses	149,148	55,648
Net Loss	(57,031)	21,809
From Statement of Cash Flow
Stock issued for services	51,500	-
Additional Paid in Capital	136,048	109,049
Accumulated Deficit	(63,513)	15,327

Note 4- Assets

The Company has acquired the rights to five films all of which are in the initial stages of pre-production, from Ocean Pure Media Corporation for $34,200. 300,000 shares valued at $.10 per share were issued to Hector Medina and 42,000 shares valued at $.10 per share were issued to 42 shareholders of Ocean Pure Media Corporation. The acquisition was done on a flat rate basis; meaning that there was no consideration of value placed on each individual film.

We plan to either market the rights to each individual film or possibly produce films contingent on the proper financing (as noted in the section Description of Business).

We have sold the rights to one film, "Two Sevens Clash” for $26,000.00

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

Note 8 – Subsequent Events

Management has reviewed events between January 1, 2015 to the date that the financials were issued, April 25, 2015, and there were no significant events identified for disclosure. In addition a review was performed by our auditor prior to the filing date and no additional items were noted.

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

25

Results of Operations

For the three months ended March 31, 2015 and Nine months ended March 31, 2015, respectively, we had gross revenues of $15,750 and $53,550, derived from commercial video work, and total Operating Expenses of $13,767 and $59,204 compared with the three months ended March 31, 2014 and Nine months ended March 31, 2014, respectively, we had gross revenues of $11,984 and $55,257, derived from commercial video work and the sale of one of our films, and total Operating Expenses of $19,264 and $28,904.

Net income for the three months ended March 31, 2015 and net loss for the Nine months ended March 31, 2015, respectively was $1,988 and $5,654 as compared to the three months ended March 31, 2014 and Nine months ended March 31, 2014, respectively we had a net loss of $7,280 and a net income of $26,353.

It is the intention of the Company to continue to develop and distribute its entertainment assets and to engage commercial video work as well as to develop its APP, however, there is no assurance the Company will continue to generate Net Income over the long term. At March 31, 2015, since our year end June 30, 2014, we have completed several commercial videos and continue developing our APP. We have several commercial video projects we are currently working on. We typically bill on a flat rate basis after estimating time and resources needed for shooting.

Liquidity and Capital Resources

As of the period ending March 31, 2015 the Company had cash on hand of $46,795, total current assets of $46,795, total assets of $77,738, total current liabilities of $0 and Total Stockholder's Equity of $77,738.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our chief executive officer and chief financial officer are responsible for establishing and maintaining our disclosure controls and procedures. Disclosure controls and procedures means controls and other procedures that are designed to ensure that information we are required to disclose in the reports that we file or submit under the Securities Exchange Act of 1933 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and to ensure that information required to be disclosed by us in those reports is accumulated and communicated to the our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our chief executive officer and chief financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1933) as of March 31, 2015. Based on that evaluation, our chief executive officer and chief financial officer have concluded that, as of the evaluation date, such controls and procedures were effective.

Changes in internal controls

There were no changes in our internal controls over financial reporting that occurred during the quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

** Filed Herewith

SIGNATURES

         Pursuant to the requirements of the Securities Act of 1933, the registrant certifies that it has reasonable grounds to believe that it meets all of the requirements for filing on Form S-1 and has duly caused this registration statement to be signed on our behalf by the undersigned, in the City of Carlsbad, CA., on May 6, 2015.

Dated: May 6, 2015	BLUE SKY MEDIA CORPORATION

	By:	/s/ Wayne Berian
Wayne Berian,
Chief Executive Officer

13