Form 10-K
period 2015-06-30
Blue Sky Media Corp
filed 2015-08-28
CIK 1604930

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934 FOR THE FISCAL YEAR ENDED JUNE 30, 2015

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______ TO

Commission file number: 333-198828

 ____________________________________________________________________________

Blue Sky Media Corporation

(Name of small business issuer in its charter)

 ____________________________________________________________________________

Wyoming	7812	46-2378100
(State or Other jurisdiction of incorporation or organization)	(Primary Standard Industrial Classification Code Number)	(I.R.S. Employer Identification Code Number)

800 Grand Avenue

Suite 12 A

Carlsbad, CA 92008

www.BlueSkyMediaInc.com

307-278-9649

(Address and telephone number of registrant's principal executive offices and principal place of business)

______________________________________________________________________

-Securities registered under Section 12(b) of the Exchange Act: None
Securities registered under Section 12(g) of the Exchange Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐   No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (¤232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (¤229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold of $1.05 as of June 30, 2015.

Number of shares of common stock outstanding as of June 30, 2015: 10,851,500

Documents incorporated by reference: 8-k filed August 27, 2015.

PART I

ITEM 1. DESCRIPTION OF BUSINESS.

Statements in this Form 10-K Annual Report may be "forward-looking statements." Forward-looking statements include, but are not limited to, statements that express our intentions, beliefs, expectations, strategies, predictions or any other statements relating to our future activities or other future events or conditions. These statements are based on current expectations, estimates and projections about our business based, in part, on assumptions made by our management. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may, and probably will, differ materially from what is expressed or forecasted in the forward-looking statements due to numerous factors, including those described above and those risks discussed from time to time in this Form 10-K Annual Report, including the risks described under "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in other documents which we file with the Securities and Exchange Commission.

In addition, such statements could be affected by risks and uncertainties related to our financial condition, factors that affect our industry, market and customer acceptance, competition, government regulations and requirements and pricing, as well as general industry and market conditions and growth rates, and general economic conditions. Any forward-looking statements speak only as of the date on which they are made, and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this Form 10-K Annual Report.

 BUSINESS

DESCRIPTION OF BUSINESS

Overview

Our objective is to establish the Company as a marketing, distribution and production company operating in the independent motion picture field as well as a commercial video and APP development Company. The Company was incorporated in the State of Wyoming on March 20 of 2013 and has been capitalized by the Assets contributed by and acquired from its principal shareholders and others as well as the revenues from operations. We, presently, operate out of offices at 800 Grand Avenue Suite 12 A Carlsbad, CA 92008 provided by our majority shareholder. This office is not a permanent office and is not owned by the Company. Currently the Company does not pay or reimburse for the use of the office space.

The Company intends to use multiple operational approaches as its business model.

š       Acquisition of film rights(films that are in pre-production stage)

š       Production of Film

š       Marketing and Distribution of its own films as well as other films.

š       Development and Distribution of Film APP

š       Commercial Film and Video

Acquisition of Film rights:

Currently the Company has acquired the rights to five films all of which are in the initial stages of pre-production. The rights were acquired on May 15, 2013 from Ocean Pure Media Corporation for 342,000 shares of the Company's stock at $.10 per share for a total value of $34,200. The films were acquired on a flat rate basis, meaning that a flat rate of $34,200 was paid for all of the film rights with no specific value placed on any one film. There were no royalties or other rights attached to the sale of the films. The rights to one of the acquired films was sold in June of 2014.

Pre-production in this instance identifying the films as having had treatments and/or trailers completed. Treatments are widely used within the motion picture industry as selling documents to outline story and character aspects of a planned screenplay. Treatments are typically used to sell a concept without a completed screenplay. And a trailer is a preview of a film, typically a combination of scenes or one scene of a film to give the viewer a better idea of what a film will portray when completed.(please see "www. Blueskymediainc.com for trailers").

Films acquired:

"Badlands", (a Horror genre)

"Life of a third World Surfer", (Documentary)

"The Trestles" (Documentary)

"Two Sevens Clash", (the film rights were sold)

"Beirut-Beirut" ( Drama story)

The Company intends to either fund the completion of the production of some of the films as well as post production and distribution depending on the Company's future ability to raise capital for such a venture or seek joint venture partners to fund the completion of the production of some of the films as well as post production and distribution or sell the rights to the films as it did in the case of "Two Sevens Clash".

The Company is also in the initial stages of research for a documentary film on Wolves. However it is not known at this time whether in fact it will be able to raise sufficient capital for the necessary resources to complete the film and even if it has the resources how long the film would take to complete.

The Company is actively looking at additional potential film acquisitions in various stage of pre-production or completion.

Marketing of Existing Film Rights

We anticipate engaging independent companies to aid in the marketing of our existing film rights. We currently have a non-exclusive verbal agreement with Celebrity Scene to assist in marketing our existing films as well as to aid in seeking additional financing towards the production of some of our film rights. Per our verbal agreement we have agreed to pay commissions of 15% for the sale of any of the film rights we own.

Although we have sold the rights to one of our films "Two Sevens Clash", there is no certainty that we will be able to sell the remaining film rights. Following is our projected steps towards marketing the films:

Establish additional independent companies or people to facilitate the marketing of the film rights, as we have done with Celebrity Scene.

Time to implement

We are currently seeking additional marketing entities and will continue to do so. We believe that within 12 months we should be able to market the remaining film rights if in fact we have not engaged in production of any of the films. That is based on our own projections and there is no certainty that we will be able to accomplish that goal.

Cost

We anticipate paying between 10-20% in commissions for the marketing of the film rights upon the sale of each individual film right.

Projected Income from the sale of film rights

We have currently discussed selling the film rights with Celebrity Scene (the Company that we recently engaged to aid in either selling the film rights or aiding in procuring funding for the films) as follows:

"Badlands", (a Horror genre)$50,000.00

"Life of a third World Surfer", (Documentary)$75,000

We currently have over 100 hours of video footage as well as a trailer for the documentary. We believe it is more likely that we will seek funding for completion of the film as it does not require the same amount of capital as the remaining non-documentary films. See Production

"The Trestles" (Documentary) $40,000

We currently have over 50 hours of video footage as well as a trailer for the documentary. Again, we believe it is more likely that we will seek funding for completion of the film as it does not require the same amount of capital as the remaining non-documentary films. See Production

"Two Sevens Clash", (the film rights were sold for $26,000)

"Beirut-Beirut" ( Drama story) $50,000

Production

Production of any of the films acquired would take considerable resources and expertise, neither of which the company has at this time nor are there any plans in place to raise additional capital or engage necessary expertise at this time. Production would entail the company raising sufficient capital, hiring the required experts in their fields, and the administrative capacity to manage such endeavors. It is more likely that the company will sell the rights to the films as it did with the rights to " Two Sevens Clash". Even if the company should produce and complete any of the acquired films there is no assurance that the film would be profitable.

Following is an estimated breakdown of costs and timeline for production:

Projected Production costs and timeline for the following acquired film rights:

"Badlands", (a Horror genre)

"Beirut-Beirut" ( Drama story)

Cost for production $50,000-500,000.00

If the films were produced on the lowest possible budget with the projected end market being streaming via Netflix, Amazon, or some other internet based streaming service or our own APP we believe the costs for producing the films could be as low as $50,000.00 to $150,000. Streaming being a one-way video transmission over a data network. It is widely used to watch video clips and movies from the Internet on computers, tablets, smart phones and TVs. In addition, computers at home may be set up to stream a user's movie collection to a media hub connected to a home theater. Unlike movies that are downloaded and played at any time in the future, a streamed movie is played immediately after a small amount of video data is received, and the movie file is not stored permanently in the destination device

If we were able to raise sufficient capital for production costs with the end result as the film either being sold to a major production company or marketed for theatrical release or VOD (video on demand) production costs are estimated by us to be approximately $350,000 to 500,000.

Time to produce should we be able to raise sufficient capital:

We estimate time to complete the film on a lower budget could be 3-5 month range after funding, finalizing scripts and talent (which could take 1-2 months).

We estimate time to complete the film on a higher budget to be 6-8 month range after funding finalizing scripts and talent (which could take 1-2 months).

Cost to market the acquired film rights:

We estimate the cost to market the completed films, on the lower budget side, to be a commission of 15% should we choose to sell the films outright through an entity such as Celebrity Scene.

If we made the decision to market the films ourselves we would take advantage of the various social media venues that are available and keep our marketing costs to a minimum. We would also expose the film to the internet world via our own APP (see APP Research and Development on page 19).

For independent films with low budgets for marketing and distribution it is necessary in the company's opinion to take advantage of all means of exposure that are currently available.

Should the Company finish production of any film it intends to release its films first to National and International Film Festivals for exposure while at the same time using all the latest technological options available such as:

š       Twitter

š       Facebook

š       YouTube

š       Web site

š       Instagram

š       Vimeo

At this time the Company has not engaged in any form of social media other that exposure through its website.

We anticipate DVD Distribution to be through the Company's website, and other entities such as Netflix, however at this time we have no agreements in place for any Distribution.

We also would anticipate entering numerous film festivals. Film festivals have traditionally been the arena where many independently produced films such as ours are first introduced. Often times it is the results from the film festivals that can determine the interest in the film or can result in an offer being made from a larger studio. Costs to enter and attend film festivals could cost $10,000 or more.

Regardless, as a smaller production company we would project our marketing and distribution costs to be in the range of $10-20,000.00

Projected Income from the sale or distribution

It is almost impossible to predict the potential revenue from a film in today's markets. One could take The Blair Witch Project or Paranormal Activity as examples which are in the same horror film genre as is Badlands. The Blair Witch Project had production costs of $600,000 and had worldwide box office sales of $248,300,000 (according to the web site the-numbers.com). Paranormal Activity had a production budget of $450,000 and had an approximate profit of $89,798,377, a ROI of 19,855% (according to the web site the-numbers.com). And Paranormal Activity 2 had a production budget of $3,000,000 and an approximate profit of $77,236,248 (according to the web site the-numbers.com).

Also there is no certainty that having a larger budget will lead to higher profits. For example the sci-fi film John Carter had production costs of $307,124,000 and approximate income of $176,272,272, a loss of $130,851,728. (according to the web site the-numbers.com).

We would not assume that we would be able to create the same profits or losses as the aforementioned films. In fact most films either lose money or never even get to the point where they are introduced to the viewing audience.

Projected Production costs and timeline for the following acquired documentary film rights:

"Life of a third World Surfer", (Documentary)

"The Trestles" (Documentary)

Cost for production $7,500-15,000.00

Life of a Third World Surfer was acquired with over 100 hours of footage. It would require one trip to Central America, where the story is based, to complete some interviews, shoot additional footage to bring it current and editing to bring it into a format for streaming, VOD (Video on Demand) or to be placed in Film Festivals.

Cost estimates are from $7,500-15,000 to complete the film.

The Trestles was also acquired with over 50 hours of footage. To complete the production of the documentary would require some additional footage of interviews, acquisition of historical footage and additional filming of some of the top surfers, both interviews and surfing.

Cost estimates are from $7,500-15,000 to complete the film.

Time to produce should we be able to raise sufficient capital:

We estimate time to complete the film on a lower budget could be 3-4 months range after funding, finalizing scripts and interviews (which could take 1-2 months) and final editing.

Cost to market

We estimate the cost to market the completed films, on the lower budget side, to be a commission of 15% should we choose to sell the films outright through an entity such as Celebrity Scene.

If we made the decision to market the films ourselves we would take advantage of the various social media venues that are available and keep our marketing costs to a minimum. We would also expose the film to the internet world via our own APP.

For independent films with low budgets for marketing and distribution it is necessary in the company's opinion to take advantage of all means of exposure that are currently available.

Should the Company finish production of any film it intends to release its films first to National and International Film Festivals for exposure while at the same time using all the latest technological options available such as:

š       Twitter

š       Facebook

š       YouTube

š       Web site

š       Instagram

š       Vimeo

At this time the Company has not engaged in any form of social media other that exposure through its website.

Should the company complete any of the Company's documentary films the Company will attempt to market its documentary films to such Television entities as AMC, Discovery Networks, Netflix, HBO, Showtime, Sundance, Discovery Channel and PBS. However there is no assurance that even if marketed to those entities that the films would be acquired.

DVD Distribution will be through the Company's website, and other entities such as Netflix, however at this time we have no agreements in place for any Distribution.

We would also enter numerous film festivals. Film festivals have traditionally been the arena where many documentaries such as ours are first introduced. Often times it is the results from the film festivals that can determine the salability of the film or can result in an offer being made from a Netflix, Amazon, Discovery Channel or BBC. Costs to enter and attend film festivals could cost $10,000 or more. Regardless, as a smaller production company we would project our marketing costs for documentary films to be in the range of $5,000-15,000.00.

Projected Income from the sale or distribution

As with films slated for theatrical release, it is almost impossible to predict the potential revenue from a documentary film in today's markets. While social media and film festivals open the doors to viewers, documentaries do not command the same dollar amount as do horror genres, or dramas.

However if we look at some of the documentaries that have done well in the recent past there is room for profitability. Dirty Wars pulled in $371,245, and Inequality for All grossed $1,100,000 (according to filmcollaborative.org). Blackfish, the documentary, had a worldwide gross of $2,073,582 (according to Boxofficemojo.com). Production costs for these films were not available.

Again, we would not assume that we would be able to create the same profits as the aforementioned films. In fact most documentary films either lose money or never even get to the point where they are introduced to the viewing audience.

Financing

At this time we have no plan in place for additional financing to complete any of the aforementioned projects. We plan on seeking equity financing, joint venture funding, or royalty funding, whereby we would pay out a percentage of the films revenues for financing. At this time there are no specifics which have been discussed in regards to future financing.

It is also possible that if we are able to sell the rights to one or more of our films we would have the necessary capital to complete the production of the remaining films, thus enabling us to self fund production.

Industry Overview

The worldwide motion picture industry is dominated by a handful of very large, fully integrated conglomerates that are focused, primarily, on capturing market share via the wide, international release of mega budgeted, branded films and sequels, Digital 3-D animation pictures and other, proven motion picture entertainment projects with their smaller ("specialty") divisions taking responsibility for releasing, on a more limited basis, the less costly and smaller talent driven projects, which continues to divide the industry revenue "pie" into fewer and fewer pieces.

Facebook recently announced that since June of 2014 users of the social network have watched an average of 1 billion videos per day and that Video views have increased by 50% between May and July of this year, and around two-thirds of daily views are made via mobile devices (from REELSEO.com).

In recent years there has been a large infusion of new, outside capital into the studio motion picture business, primarily allocated to the larger distributors, that has resulted in a glut of new productions and increased competition for audiences across all revenue streams. This fact, along with the greater consumer access to evolving digital technology, to both create and consume entertainment content, and the ever expanding distribution capacity of the World Wide Web presents challenges to content suppliers and distributors that now threatens many, current entertainment business models.

BSM is cognizant of the intense competition and the industry trends and Management has attempted to devise its business strategy to exist and survive within the realities of this new marketplace.

Competition

There is significant competition in the world wide motion picture industry. It is an industry that generates many billions of dollars in annual revenues from many exploitation and media sources such as theaters, home entertainment (DVD), television and now, ever increasing, online and digital channels inclusive of streaming on mobile devices.

It takes substantial sums of capital to compete in the entertainment business. Costs to produce and market general market, theatrical motion pictures is prohibitive to all but the most deep pocketed entities and individuals and there is no certain or consistent basis to, accurately, forecast success. All investments in the motion picture industry, even for the most sophisticated investors, are extremely risky and for every independent success story there are a thousand disappointments.

Although the Company does not intend to directly compete against the major film companies, and it will not attempt to finance any projects beyond the limited scope of its business plans and on emerging distribution opportunities, it still will have formidable competition from a wide range of smaller, independent financing, production and distribution entities, more established and, in most instances, better capitalized than the Company, which are attempting to produce and market motion picture product.

There currently exists hundreds of legitimate, viable independent movie companies, around the world, that will have the resources to compete with our Company for product, distribution capacity, financing and market share. The Company believes in its strategies and business concepts, however, there is competition for all audiences and the attention of all media consumers and there is no certainty that the Company will be able to compete, successfully, in this environment.

Commercial Video

The Company has done video work for various companies and people for trade shows, corporate videos, and private functions and will continue to do so in the future. Commercials have made up the bulk of the company's revenues to date. We have relied on the help of outside consultants for most of our commercial work.

Competition for Commercial Video

To date the commercial video work we have completed has all been procured by referrals. There is intense competition in the industry from many companies which have far greater resources, expertise and longevity in the industry. With the continuous advent of smaller video cameras coming to the Video market that can produce higher quality video while at the same time having a minimal cost and the ability to edit on editing systems which are also minimal in cost together with the ability to market through social media gives smaller companies such as ours an advantage in the market. However it is those very aids to production that increase competition through many smaller independent film companies.

Marketing Commercial Video

The majority of revenue to date has come from our commercial video work. Our plan is to continue to market our video services. We have engaged several entities to aid us in our marketing efforts.

Documentary Model for Commercial video

We are in discussions with International Endeavors Corporation who has engaged us to do a corporate video to tell their story. While we project a completed 10 minute film at the cost of $15,000 we are also discussing the possibility of filming a documentary on their story regarding Temecula as the wine country of Southern California with their company as the spokesperson for the documentary. At this time we have not entered into a contractual agreement for the video.

We feel that this might be a way to help them tell their story in a different way that might appeal to some of the on-line streaming sites, HBO, CNN Films or someone like the discovery channel or KPBS. Projected costs to film such a documentary are $40,000-$60,000.

Marketing Consultants

We have engaged several entities through contracts to aid in our marketing efforts of our commercial video work. To date we have paid them through the issuance of shares of the Company stock. We have determined that this is the most cost effective way to market our services at this time.

Our future plans would be to hire a full time employee for marketing of our commercial services. We project costs of approximately $4,000 a month and a percentage of each contract to procure an individual for marketing. We would require additional funding in order to hire this person.

APP Research and Development

The company is currently in the research and development phase for an APP that would be specific for film. We have engaged and paid MMT, Inc. to aid us in the completion of the APP. To date we have paid MMT, Inc. $71,500 ($26,500 and 450,000 shares of common stock at $.10 per share) towards the completion of the APP. The Company further intends to develop and distribute additional APPs in the future, however at this time we are not sure which APPs will be developed or when. The development of APPs takes resources outside of the Company's expertise which requires capital for development and once completed for marketing.

APP Description

Although the final APP's features are currently not finite as it could change as it is being developed; it is geared towards amateur film makers having the ability to place their film on multiple streaming formats by simply following the APPs instructions once purchased by the film maker. Whether it be a trailer of a film with the hope of gaining attention for acquisition, or individuals with phones with video capability that may shoot video of some subject that they wish to share with the public; the APP would allow them to share the video with multiple formats with one upload and simply checking where they want the film to go. For example, a person shoots a birthday party of their child and wants to have the video available to only family or friends but on multiple formats such as Youtube, Vimeo, or Instagram. Using the APP, the film maker would already have entered his family and friends; with one touch the video would be sent to all friends and family members on the list to the multiple formats. The proprietary function of the APP is hoped be a security feature to protect videos from being accessed to people other than the APP owner.

We have not concluded as to the price of the APP at this time.

Copyrights, Patents

We intend to copyright and attempt to patent the APP prior to completion at a time when we feel we have completed a tested model of the APP. At this time we believe that a patent search through an attorney could cost approximately $5,000 and it will only be after a patent search to determine if it might be patentable that we would file for a patent and even the there is no assurance that a patent would be granted.

Timing for Completion

We anticipate completing a working model of the APP sometime in the third to fourth quarter of 2016.

Competition for APPs

We will face significant competition in all aspects of our business with regards to selling our APP(s). We will compete for the leisure time, attention and discretionary spending on the basis of a number of factors, including quality of experience, access and value. While we will face a large and diverse group of content, we believe it will be our ability to deliver a niche product that may allow us to be profitable in the production and marketing of our APP product. There may be other APPs that are completed by competitors that are similar to our APP that are preferred by buyers which could cause our APP to less than profitable.

APP Industry Background

The digital entertainment industry is currently undergoing dramatic change driven by significant technology and consumer trends:

Rapid growth of mobile platforms. According to Strategy Analytics, the global smart phone installed base will grow at a CAGR (Compound Annual Growth Rate) of 26.6% from 2012 to 2016, reaching 3.02 billion units.

Tablets are expected to grow at a CAGR of 40.3%, reaching 978 million units by 2016. The proliferation of these powerful mobile platforms now enables large audiences to enjoy interactive entertainment whenever and wherever they wish.

IDC (International Data Corporation is an American market research, analysis and advisory firm specializing in information technology, telecommunications, and consumer technology) estimates that in 2012 worldwide hours per month spent online on mobile devices was 12 billion, expected to rise to 63 billion by 2017, representing a 39% CAGR. Mobile spending on consumer paid content was $9.7 billion, expected to rise to $40 billion by 2017, representing a 33% CAGR.

Social networks as part of the entertainment fabric:

eMarketer estimates there will be 1.7 billion users on social networks in 2013.

App stores as key distribution and payment gateways:

Mobile platforms and social networks have opened their platforms to developers, transforming the distribution and consumption of digital content. Developers can now distribute applications (apps) to a global audience and refresh these with regular content and feature updates. Key distribution platforms such as the Apple App Store, the Google Play Store, the Amazon Appstore and Facebook provide integrated payment systems. These allow users to make frequent small purchases in a convenient way using trusted infrastructure. According to Gartner, mobile app stores total downloads worldwide are expected to reach 268 billion and $77 billion in total revenue worldwide by 2017.

Regulation

Our businesses are regulated by governmental authorities in the jurisdictions in which we operate. Regulation relates to, among other things, management, licensing, foreign investment, use of confidential customer information and content. Our failure to comply with all applicable laws and regulations could result in, among other things, regulatory actions or legal proceedings against us, the imposition of fines, penalties or judgments against us or significant limitations on our activities. In addition, the regulatory environment in which we operate is subject to change. New or revised requirements imposed by governmental authorities could have adverse effects on us, including increased costs of compliance. Changes in the regulation of our operations or changes in interpretations of existing regulations by courts or regulators or our inability to comply with current or future regulations could adversely affect us by reducing our revenues, increasing our operating expenses and exposing us to significant liabilities. Our business involves risks of liability associated with entertainment content, which could adversely affect our business, financial condition or results of operations. As a developer and distributor of media content, we may face potential liability for any of:

defamation;
invasion of privacy;
copyright infringement;
actions for royalties and accountings;
trademark misappropriation;
trade secret misappropriation;
breach of contract;
negligence; and/or
other claims based on the nature and content of the materials distributed.

These types of claims have been brought, sometimes successfully, against broadcasters, publishers, merchandisers, online services and other developers and distributors of entertainment content. We could also be exposed to liability in connection with material available through our Internet sites. Any imposition of liability could have a material adverse effect on us.

Intellectual Property & Proprietary Rights

We regard substantial elements of our businesses and website as proprietary and we shall attempt to protect them by relying on copyright, trademark, service mark and trade secret laws, restrictions on disclosure and transferring title and other methods. To date we have no copyrights or trademarks that have been applied for.

Employees

We are a new, developing company and currently have only two part-time employees, Wayne Berian our CEO and Hannah Grabowski, Secretary Treasurer, who have been paid in restricted shares of Company stock in lieu of a salary. We currently have engaged four independent contractors to aid in marketing, funding of our films, and the development of our APP. We may engage additional independent contractors in the future.

1A. RISK FACTORS

RISK FACTORS

YOU SHOULD CAREFULLY CONSIDER THE POSSIBILITY THAT YOUR ENTIRE INVESTMENT MAY BE LOST. AS SUCH, YOU ARE ENCOURAGED TO EVALUATE THE FOLLOWING RISK FACTORS AND ALL OTHER INFORMATION CONTAINED IN THIS PROSPECTUS BEFORE PURCHASING OUR COMMON STOCK. OUR COMMON STOCK INVOLVES A HIGH DEGREE OF RISK. ANY OF THE FOLLOWING RISKS COULD ADVERSELY AFFECT OUR BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS, AND COULD RESULT IN COMPLETE LOSS OF YOUR INVESTMENT.

We have a limited operating history that you can use to evaluate us, and the likelihood of our success must be considered in light of the problems, expenses, difficulties, complications and delays frequently encountered by a small developing company.

We were incorporated in Wyoming on March 20, of 2013. We have limited financial resources and only limited revenues to date. The likelihood of our success must be considered in light of the problems, expenses, difficulties, complications and delays frequently encountered by a small developing company starting a new business enterprise and the highly competitive environment in which we will operate. Since we have a limited operating history, we cannot assure you that our business will be profitable or that we will ever generate sufficient revenues to fully meet our expenses and totally support our anticipated activities.

 All of our capital and assets have been provided by or acquired from our principal shareholders and third parties and through a Private Placement of the shares being Registered. We estimate that we will have sufficient capital to operate for the next twelve (12) and sufficient capital to market unfinished films we have acquired, develop our APP and to market our commercial video services. We cannot assure you, however, that we will be able to sustain the business for the long term nor that we may not need to obtain additional capital in the future. We can also not assure you that we will be able to obtain any required financing on a timely basis, or if obtainable, that the terms will not materially dilute the equity of our current stockholders. If we are unable to obtain financing on a timely basis, we may have to significantly or entirely curtail our business objectives, which could result in our having to discontinue some of our operations and plans.

We depend highly on our current president who has limited experience in running a public company.

We depend highly on Wayne Berian, our CEO and Director, who may be difficult to replace. Wayne Berian at this point, only devotes approximately 40% of his time (approximately 16 hours) per week to our business, has only several years of industry experience and has not previously headed a public Company. Our plan of operations is dependent upon the continuing support and business expertise of Mr. Berian.

Loss of our CEO could adversely affect our business.

Loss of Mr. Berian could slow the growth of our business, or it may cease to operate at all, which may result in the total loss of investor's investments. Mr. Berian is not, presently, receiving a salary from the Company, however he did receive compensation of 3,000,000 shares of the Company's common stock. It is unknown, at this time, if or when the Company may be able to further compensate Mr. Berian for his management services. The company does not anticipate Mr. Berian receiving a salary in the foreseeable future.

Our management has limited experience in running a public company.

Mr. Berian, has no experience in running a public company. He is vaguely familiar with the reporting requirements of the Securities and Exchange Commission. Mr. Berian will rely on the expertise of outside counsel and consultants to insure proper filing and the meeting of deadlines.

There are increased costs and regulations associated with operating a public company and we will have limited internal accounting controls.

There are a number of expenses and costs associated with operating a public Company including filing expenses, transfer agent, stock issuance and maintenance costs, accounting, legal and auditing expenses that will materially increase the Company's operating expenses and make it more difficult for the Company's businesses to produce operating profits. Projected cost for the next 12 months associated with the operation aspects of being a public company are projected to be approximately $7,500. Our CEO has no prior experience managing a public company. With only one officer and director there will be no internal oversight to the Company's financial reporting, initially, except from the Company's outside auditors.

Upon completion of the offering stockholders will own a minority percentage of the Company's stock.

Wayne Berian owns approximately 27.6% of our outstanding common shares and will continue to do so after the filing of this Registration Statement and Hannah Grabowski owns approximately 62% of our outstanding common shares and will continue to do so after the filing of this Registration Statement. As a consequence of their stock ownership position, Mr. Berian and Ms. Grabowski will retain the ability to elect a majority of our board of directors, and thereby control our management. Wayne Berian and Ms. Grabowski also have the ability to control the outcome of corporate actions requiring stockholder approval, including mergers and other changes of corporate control, any private transactions, and other extraordinary transactions. The concentration of ownership by Mr. Berian and Ms. Grabowski could discourage investments in our company, or prevent a potential takeover of our company which will have a negative impact on the value of our securities.

Because of competitive pressures from competitors with more resources, BSM may fail to implement its business model profitably.

The independent motion picture industry is highly fragmented and extremely competitive. The market for customers is intensely competitive and such competition is expected to continue to increase (see "Competition"). We believe that our ability to compete depends upon many factors within and beyond our control, including the timing and market acceptance of new solutions and enhancements to existing businesses developed by us, our competitors, and their advisors.

We are dependent on the popularity of our film products.

Our ability to generate revenue and be successful in implementing our business plan is dependent on our ability to develop, produce, acquire and distribute entertainment products that are popular with audiences and sold via distribution channels that are efficient and cost effective.

We may be unable to compete with larger or more established film companies.

We face a large and growing number of competitors in the film and entertainment industry. Many of these competitors have substantially greater financial, technical and marketing resources, larger customer bases, longer operating histories, greater name recognition, and more established relationships in the industry than does the Company. As a result, certain of these competitors may be in better positions to compete with us for product and audiences. We cannot be sure that we will be able to compete successfully with existing or new competitors.

We are developing an app for the film industry which could possibly be a project which is terminated prior to completion.

We have engaged MMT, Inc. for the development of the proposed Film APP. There is no assurance that the APP will be completed, regardless of the contract in place.

The film app under development could be unprofitable once completed.

There is no assurance that if and when the app under development is completed that it will be met with success or be profitable. We face competition from many developers of apps some of which have far greater resources and expertise than we do.

In the event we are unable to acquire additional financing, we may not be able to implement our business plan resulting in a loss of revenues and ultimately the loss of any shareholder's investment.

Due to our limited operating history, we will have to use all of our existing resources to complete and market our motion picture products and develop our distribution channels as well as to continue to market our commercial video services and develop our film APP.

Following this offering we may need to raise additional funds to expand our operations. We will receive no proceeds from this offering. We may raise additional funds through private placements, registered offerings, debt financing or other sources to maintain and expand our operations, although at this time there is no plan in effect to do so. Adequate funds for this purpose on terms favorable to us may not be available, and if available, on terms significantly more adverse to us than are manageable. Without new funding, we may be only partially successful or completely unsuccessful in implementing our business plan, and our stockholders will lose part or all of their investment.

Our products or processes could give rise to claims that our products infringe on the rights of others.

We are potentially subject to claims and litigation from third parties claiming that our products or processes infringe on their patent or other proprietary rights. Currently such claims and litigation could potentially apply to our APP product under development. If any such actions are successful, in addition to any potential liability for damages, we could be required to obtain a license in order to continue to produce, use or sell the affected product or process. Litigation, which could result in substantial costs to us, may also be necessary to enforce our proprietary rights and/or to determine the scope and validity of the proprietary rights of others. Any intellectual property litigation would be costly and could divert the efforts and attention of our management and technical personnel, which could have a material adverse effect on our business, financial condition and results of operations. We cannot assure you that infringement claims will not be asserted in the future or that such assertions, if proven to be true, will not prevent us from selling our products or materially and adversely affect our business, financial condition and results of operations. If any such claims are asserted against us, we may seek to enter into a royalty or licensing arrangement. We cannot assure you that a license will be available on commercially reasonable terms, or at all.

We may be subject to claims of trademark infringement, which may harm our business.

The company currently has not filed any trademarks or copyrights for its films or app. We may be subject to legal proceedings alleging claims of trademark infringement in the future. If we must rebrand, it may result in significant marketing expenses and additional management time and resources, which may adversely affect our business.

Our APP, that we are currently developing, could infringe on existing patents, trademarks or copyrights. We will copyright our APP prior to completion; however, we cannot guarantee that should we copyright or trademark any of our products, that our trademarks or copyrights will be completely protected. This could cause harm to our brand and ultimately, to us. We could also spend additional time and resources fighting other entities that might infringe upon our trademarks and/or copyrights.

We have paid to date the amount of $53,500 for the research and development of our APP. We do not expect to spend any further capital towards its development; however it is possible that it could cost additional money to complete development.

We may be unable to scale our operations successfully.

Our growth will place significant demands on our management and technology development, as well as our financial, administrative and other resources. We cannot guarantee that any of the systems, procedures and controls we put in place will be adequate to support the commercialization of our operations. Our operating results will depend substantially on the ability of our officers and key employees to manage changing business conditions and to implement and improve our financial, administrative and other resources. If we are unable to respond to and manage changing business conditions, or the scale of our products, services and operations, then the quality of our services, our ability to retain key personnel and our business could be harmed.

The lack of experience in all of the businesses we are entering could impact our return on investment, if any.

As a result of our reliance on our officers and their lack of experience in developing comparable film businesses and apps, our investors are at risk in losing their entire investment. The company intends to hire personnel in the future who will have the experience required to manage our company, when the company is sufficiently capitalized. Until such management is in place, we are reliant upon our officers to make the appropriate management decisions.

As there is no public market for our common shares, they are an illiquid investment and investors may not be able to sell their shares.

No market currently exists for our securities and we cannot assure you that such a market will ever develop, or if developed, will be sustained.

There is no established public trading market for our common stock. Our shares are not and have not been listed or quoted on any exchange or quotation system. There can be no assurance that a market maker will agree to file the necessary documents with FINRA nor can there be any assurance that such an application for quotation will be approved or that a regular trading market will develop or that if developed, will be sustained. In the absence of a trading market, an investor may be unable to liquidate their investment.

If our shares of common stock are actively traded on a public market, they will in all likelihood be penny stocks.

The securities enforcement and penny stock reform act of 1990 requires additional disclosure relating to the market for penny stocks in connection with trades in any stock defined as a penny stock. Sec regulations generally define a penny stock to be an equity security that has a market or exercise price of less than $5.00 per share, subject to certain exceptions. Such exceptions include any equity security listed on nasdaq and any equity security issued by an issuer that has net tangible assets of at least $100,000, if that issuer has been in continuous operation for three years. Unless an exception is available, the regulations require delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock market and the associated risks. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer must also provide the customer with current bid and offer quotations for the penny stock, details of the compensation of the broker-dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer's account. The bid and offer quotations and broker-dealer and salesperson compensation information must be given to the customer orally or in writing prior to effecting the transaction and must be given in writing before or with the customer's confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from such rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for securities that become subject to the penny stock rules. Since our securities are highly likely to be subject to the penny stock rules, should a public market ever develop, any market for our shares of common stock may not be liquid.

Because our securities may be subject to penny stock rules, you may have difficulty reselling your shares.

Since our stock may be subject to penny stock rules, you may have difficulty reselling your shares. Penny stocks are covered by section 15(g) of the securities exchange act of 1934 which imposes additional sales practice requirements on broker/dealers who sell the company's securities including the delivery of a standardized disclosure document; disclosure and confirmation of quotation prices; disclosure of compensation the broker/dealer receives; and, furnishing monthly account statements. For sales of our securities, the broker/dealer may be required to make a special suitability determination and receive from its customer a written agreement prior to making a sale. The imposition of the foregoing additional sales practices could adversely affect a shareholder's ability to dispose of his stock.

This registration statement contains forward looking statements which are speculative in nature.

This registration statement contains forward-looking statements. These statements relate to future events or our future financial performance. Forward looking statements are speculative and uncertain and not based on historical facts. Because forward-looking statements involve risks and uncertainties, there are important factors that could cause actual results to differ materially from those expressed or implied by these forward-looking statements, including those discussed under "business description" and "corporate background" although the company believes that the expectations reflected in the forward-looking statements are reasonable, future results, levels of activity, performance, or achievements cannot be guaranteed. The reader is advised to consult any further disclosures made on related subjects in our future sec filings.

We have not paid, and do not intend to pay, cash dividends in the foreseeable future.

We have not paid any cash dividends on our common stock and do not intend to pay cash dividends in the foreseeable future. We intend to retain future earnings, if any, for reinvestment in the development and expansion of our business. Dividend payments in the future may also be limited by other loan agreements or covenants contained in other securities that we may issue. Any future determination to pay cash dividends will be at the discretion of our board of directors and depend on our financial condition, results of operations, capital and legal requirements and such other factors as our board of directors deems relevant.

ITEM 2. DESCRIPTION OF PROPERTY

CORPORATE INFORMATION

Office and Facilities

The Company currently utilizes space provided by its Mr. Berian, at no charge to the Company. Our executive offices for mailing are located at 800 Grand Avenue Suite 12 A Carlsbad, CA 92008 . Our telephone number at that address is 307-278-9649,

WEBSITE POSTING OF SEC FILINGS

Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to such reports are available, free of charge, on our website and can be accessed on the SEC's Edgar database. Further, a copy of this annual report on Form 10-K is located at the SEC's Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. Information on the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330. The SEC maintains an internet site that contains reports, proxy and information statements and other information regarding our filings at www.sec.gov.

Bankruptcy or Receivership or Similar Proceedings

None.

ITEM 3. LEGAL PROCEEDINGS

Legal Proceedings

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER REPURCHASES OF EQUITY SECURITIES

Our common stock is listed on the OTC at June 30, 2015 under the symbol BKYM with a bid of $.30 and an Offer of $1.01.

At Year end June 30. 2015 we had 10,851,500 shares of our common stock outstanding and the number of stockholders of record of our common stock was 49.

DIVIDENDS

We have never declared or paid any cash dividends on our common stock.

RECENT SALES OF UNREGISTERED SECURITIES

None.

PURCHASES OF EQUITY SECURITIES BY THE REGISTRANT AND AFFILIATED PURCHASERS

None.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable to a "smaller reporting company" as defined in Item 10(f)(1) of SEC Regulation S-K.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

We were incorporated in Wyoming on March 20, 2013 and we have elected June 30 as our fiscal year end.

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

We have paid $71,500 towards the development of the APP per a contract whereby there are no time frames for completion nor are there any penalties for non-performance; as with many software development projects it is difficult to project an absolute completion date. 450,000 shares of stock were issued at $.10 per share for the transaction and the balance of $26,500 was paid in cash. (See: Description of Business- App Research and Development, p. 19 for further details)

Significant Accounting Policies and Estimates

Management's Discussion and Analysis of Financial Condition and Results of Operations discusses the Company's the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management bases its estimates and judgments on historical experiences and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Results of Operations

For the year ended June 30, 2015 and the year ended June 30, 2014, respectively, we had gross profits of $63,550 and $91,917, derived from commercial video work and the sale of one of our films, and total Operating Expenses of $104,519 and $149,148.

Net income for the year ended June 30, 2015 and the year ended June 30, 2014, respectively, was $(40,969) and $(57,231).

It is the intention of the Company to continue to develop and distribute its entertainment assets and to engage commercial video work as well as to develop its APP, however, there is no assurance the Company will continue to generate Net Income over the long term. At June 30, 2015, since our year end June 30, 2014, we have completed several commercial videos and continued developing our APP. We have several commercial video projects we are currently working on. We typically bill on a flat rate basis after estimating time and resources needed for shooting.

Liquidity and Capital Resources

As of the year ending June 30, 2015 the Company had cash on hand of $13,574, total current assets of $13,574, total assets of $42,423, total current liabilities of $0 and Total Stockholder's Equity of $42,423.

At the period ending June 30, 2014 the Company had cash on hand of $54,151, total current assets of $61,651, total assets of $91,887, current liabilities of $8,500 and Total Stockholder's Equity of $83,386.

The Company's cash was generated from revenue from commercial video work, the sale of the rights to one of its pre-production films, and proceeds from a Private Placement of its shares. The Company believes it has sufficient cash resources available to fund its primary operation for the next twelve (12) months. The Company has no, current, off balance sheet arrangements and does not anticipate entering into any off balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition. The Company has no agreements in place with its shareholders, officer and director or with any third parties to fund operations beyond the end of the Company's 2015 fiscal year. The Company has not negotiated nor has available to it any other third party sources of liquidity.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable to a "smaller reporting company" as defined in Item 10(f)(1) of SEC Regulation S-K.

ITEM 8. FINANCIAL STATEMENTS.

FINANCIAL STATEMENTS

BLUE SKY MEDIA CORPORATION

GILLESPIE & ASSOCIATES, PLLC

CERTIFIED PUBLIC ACCOUNTANTS

10544 ALTON AVE NE

SEATTLE, WA 98125

206.353.5736

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Blue Sky Media Corporation

We have audited the accompanying balance sheets of Blue Sky Media Corporation as of June 30, 2015 and 2014 (restated) and the related statements of operations, stockholders’ deficit and cash flows for the periods then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, subject to the following paragraph, the financial statements referred to above present fairly, in all material respects, the financial position of Blue Sky Media Corporation as of June 30, 2015 and 2014 (restated) and the results of its operations and cash flows for the periods then ended in conformity with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note #2 to the financial statements, although the company has generated revenues, the company is dependent upon obtaining additional capital resources and has yet to establish an on-going revenue source which raises substantial doubt about its ability to continue as a going concern. Management’s plan in regard to these matters is also described in Note #2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/ GILLESPIE & ASSOCIATES, PLLC

Seattle, Washington

August 14, 2015

BLUE SKY MEDIA CORPORATION

BALANCE SHEETS

June 30, 2015 and June 30, 2014

	June 30,	June 30,
	2015	2014
	Audited	Audited-Restated
Assets
Current Assets
Cash	$13,574	$54,151
Accounts receivable	—	7,500
Total Current Assets	13,574	61,651
Fixed Assets
Furniture and Equipment net of depreciation	789	988
Total Fixed Assets	789	988
Other Assets
Film Assets net of amortization	25,536	27,360
Film Equipment net of depreciation	2,523	1,889
Total Other Assets	28,059	29,248
Total Assets	$42,423	$91,887
Liabilities And Stockholders' Equity (Deficit)
Current Liabilities	$	$
Accounts payable	—	8,500
Total Current Liabilities	—	8,500
Total Liabilities	—	8,500
Stockholders' Equity (Deficit)
Common stock $0.001 par value 75,000,000 shares authorized 10,851,500 shares issued and outstanding at June 30, 2015 and June 30, 2014, respectively	10,851	10,851
Additional paid in capital	136,048	136,048
Accumulated Deficit	(104,477)	(63,513)
Total Stockholders' Equity (Deficit)	42,423	83,386
Total Liabilities and
Stockholders' Equity (Deficit)	$42,423	$91,887

See accompanying notes to financial statements.

BLUE SKY MEDIA CORPORATION

Statements of Operations

June 30, 2015 and June 30, 2014

	June 30, 2015	June 30, 2014
	Audited	(Audited Restated)
Revenue
Sales	$81,550	$98,757
Total Revenue	81,550	98,757
Cost of Goods Sold	18,000	6,840

Gross Profit	63,550	91,917

Operating Expenses
Depreciation and amortization	2,302
Salaries		30,300
Equipment/Filming	32	835
Fees	200	1,086
Consulting Fees	22,000	12,700
Professional Fees	44,193	—
Marketing Expense	2,730	24,058
Website		5,950
APP Development	18,000	53,500
Travel	2,258	14,774
Office expenses	12,804	5,944
Total Expenses	(104,519)	(149,148)

Net Operating Income/Loss	(40,969)	(57,231)

Other Income/Expense	5	200

Net Income/Loss	$(40,964)	$(57,031)

Basic and Diluted Loss Per Common Share	$(.00)	$(.00)
Weighted Average Shares Outstanding	10,851,500	7,697,785

 See accompanying notes to financial statements.

 BLUE SKY MEDIA CORPORATION

STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)

June 30, 2015

	Common Stock Number of Shares	Amount	Additional Paid in Capital	Accumulated Deficit	Total
Stock Issued for Services, related party	6,500,000	6,500			6,500
Stock Issued for Cash	250,000	250			250
May 10, 2013 Acquisition of Films	342,000	342	33,858		34,200

Net loss for the Year ended June 30, 2013				$(6,482)	$(6,482)

Balance, June 30, 2013	7,092,000	$7,092	$33,858	$(6,482)	$34,468

Stock Issued for APP to MMT, Inc.	450,000	450	44,550		45,000
Stock Issued for Cash Investment	94,500	95	9,355		9,450
Stock issued for services, related party	3,000,000	3,000	27,000		30,000
Stock issued for marketing services	215,000	215	21,285		21,500

Net loss for the period ended June 30, 2014				(57,031)	(57,031)

Balance, June 30, 2014	10,851,500	$10,851	$136,048	$(63,513)	$83,387

Net loss for the period ended June 30, 2015				(40,964)	(40,964)

Balance, June 30, 2015	10,851,500	10,851	136,048	(104,477)	42,423

See accompanying notes to financial statements.

BLUE SKY MEDIA CORPORATION

Statements of Cash Flows

June 30, 2015 and June 30, 2014

	June 30,	June 30,
	2015 (Audited)	2014 (Audited-Restated)
Cash Flows from Operating Activities
Net Income\loss	$(40,964)	$(57,031)

Adjustments to Reconcile Net Loss To Net Cash Provided by (Used In) Operating Activities:
Stock Issued for Services		96,500
Accounts receivable	7,500	(7,500)
Accounts payable	(8,500)	8,500
Depreciation of Furniture and Equipment	198
Amortization of Film Assets	1,824
Depreciation of Film Equipment	(635)
Net Cash Provided by Operating Activities	(40,577)	40,469

Cash Flows From Investing Activities	—	—
Furniture and Equipment		(988)
Film Assets		6,840
Film Equipment		(1,888)
Net Cash Provided by Investing Activities	—	3,964

Cash Flows from Financing Activities

Net Cash Provided by Financing Activities	—	—
Paid in Capital		9,450
Net Cash Provided by Financing Activities	—	9,450

Increase in Cash	(40,577)	53,883

Cash at Beginning of Period	54,151	268

Cash at End of Period	$13,574	$54,151

Cash paid for Interest	$—	$—

Cash paid for income taxes	$—	$—

Non Cash Investing and Financing Activities:

2014-Payment for Development of APP by the issuance of 450,000 shares of common stock.

See accompanying notes to financial statements.

BLUE SKY MEDIA CORPORATION

NOTES TO THE FINANCIAL STATEMENTS

June 30, 2015 (Audited) and June 30, 2014 (Audited-Restated)

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

BASIS OF PRESENTATION

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America, and pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") and reflect all adjustments, consisting of normal recurring adjustments, which management believes are necessary to fairly present the financial position, results of operations and cash flows of the Company as of June 30, 2015 and June 30, 2014.

ESTIMATES

The preparation of the financial statement in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts. Accordingly, actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS

The Company maintains a cash balance in a non-interest-bearing account that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of June 30, 2015 and June 30, 2014.

PROPERTY AND EQUIPMENT

The Company values its investment in property and equipment at cost less accumulated depreciation. Depreciation is computed primarily by the straight line method over the estimated useful lives of the assets ranging from three to five years. As of June 30, 2015 the Company had a depreciation and amortization expense of $2,302 and at June 30, 2014 the company had no depreciation expense.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

As of June 30, 2015 and June 30, 2014, the Company does not expect any of the recently issued accounting pronouncements to have a material impact on its financial condition or results of operations.

Note 2 - Uncertainty, going concern:

The Company's financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs to allow it to continue as a going concern. As of June 30, 2015 the Company had an accumulated deficit of ($104,477). As of June 30, 2014 the Company had an accumulated deficit of ($63,513). The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

"Badlands", (a Horror genre)

"Life of a third World Surfer", (Documentary)

"The Trestles" (Documentary)

"Two Sevens Clash", (the film rights were sold)

"Beirut-Beirut" ( Drama story)

Note 5 - Related Party Transactions

The Company incurred expenses of $36,800 for salaries to its officers. Restricted shares in the amount of 9,500,000 shares were issued in lieu of cash as follows:

2013-6,500,000 shares were issued to Hannah Grabowski at a par value of $.001 per share.

2014-3,000,000 shares were issued to Wayne Berian at a value of $.10 per share.

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

Note 8 – Subsequent Events

Management has reviewed events between July 1, 2013 to the date that the financials were issued, August 14, 2015, and there were no significant events identified for disclosure. In addition a review was performed by our auditor prior to the filing date and no additional items were noted.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Our former accountant, Harris & Gillespie CPA'S, PLLC (the "Former Accountant") was deregistered per PCAOB Release No. 105-2015-011. As a result of the transaction, the Former Accountant resigned as the Company's independent registered public accounting firm and the Company engaged Michael Gillespie & Associates, PLLC (the "New Accountant") as the Company's independent registered public accounting firm. The engagement of the New Accountant was approved by the Company's Board of Directors.

The Former Accountant's audit report on the financial statements of the Company for the fiscal year ended June 30, 2014 contained no adverse opinion or disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope or accounting principles, except that the audit report on the financial statements of the Company for the fiscal year ended June 30, 2014 contained an uncertainty about the Company's ability to continue as a going concern.

During the Company's most recent fiscal year, the subsequent interim period thereto, and through August 14, 2015, there were no "disagreements" (as such term is defined in Item 304 of Regulation S-K) with the Former Accountant on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements if not resolved to the satisfaction of the Former Accountant would have caused them to make reference thereto in their reports on the financial statements for such periods.

During the Company's most recent fiscal year, the subsequent interim period thereto, and through August 14, 2015, there were no "reportable events" (as such term is defined in Item 304 of Regulation S-K).

Prior to retaining the New Accountant, the Company did not consult with the New Accountant regarding either: (i) the application of accounting principles to a specified transaction, either contemplated or proposed, or the type of audit opinion that might be rendered on the Company's financial statements; or (ii) any matter that was the subject of a "disagreement" or a "reportable event" (as those terms are defined in Item 304 of Regulation S-K).

The Company provided the Former Accountant with its disclosures in the Current Report on Form 8-K disclosing the dismissal of the Former Accountant and requested in writing that the Former Accountant furnish the Company with a letter addressed to the Securities and Exchange Commission stating whether or not they agree with such disclosures.

ITEM 9A.   CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures

At the end of the period covered by this Annual Report on Form 10-K, our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer believe that:

á	Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports we file under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms; and

á	Our disclosure controls and procedures operate such that important information flows to appropriate collection and disclosure points in a timely manner and are effective to ensure that such information is accumulated and communicated to our management, and made known to our Chief Executive Officer and Chief Financial Officer, particularly during the period when this Annual Report was prepared, as appropriate to allow timely decisions regarding the required disclosure.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 as of the end of the period covered by this report. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that the disclosure controls and procedures were effective as of June 30, 2015.

MANAGEMENT'S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the company in accordance with as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the (i) effectiveness and efficiency of operations, (ii) reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and (iii) compliance with applicable laws and regulations.  Our internal controls framework is based on the criteria set forth in the Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management's assessment of the effectiveness of the small business issuer's internal control over financial reporting is as of the year ended June 30, 2015. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has assessed the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013). Based on this assessment, our management has concluded that, as of June 30, 2015, our internal controls over financial reporting were effective based on that framework.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of the effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Gillespie & Associates, PLLC, the Company's independent registered public accounting firm, issued an audit report as of June 30, 2015, which is included herein.

Changes In Controls Over Financial Reporting

During the fourth quarter of fiscal 2015, there were no changes to our internal controls over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Executive Officers and Directors

The following table and subsequent discussion contains the complete and accurate information concerning our directors and executive officers, their ages, term served and all of our officers and their positions, who will serve in the same capacity with us upon completion of the offering.

Name	Age	Term Served	Title / Position(s)
Wayne Berian	50	Since April 1, 2014	CEO, and Director

Hannah Grabowski	27	Since inception(March 20, 2013)*	Secretary, Treasurer, Director

*Hannah Grabowski also served as CEO from inception to April 1, 2014.

 There are no other persons nominated or chosen to become directors or executive officers nor do we have any employees other than above.

Wayne Berian has served as the Company's CEO and Director since April 1, 2014. A graduate of San Diego State University, Mr. Berian has been involved in marketing for the last twenty years. He is the founder of Advant Edge International Inc., a medical billing training company as well as having served as CEO and founder of Easy Trip Finder, Health Rite and Charity Vending. Within those companies Mr. Berian has worked with many forms of media, inclusive of Web site design, video filming and editing, and the dissemination of information through various social media. Mr. Berian through his ventures has specialized in marketing to both consumers and businesses, both nationally as well as internationally. He is currently in charge of production of the company's documentary films whether it be for the company to complete production of one or both of the films or formulating the film rights for sale. We believe his marketing skill sets will bring a distinct advantage to the Company's ability to move forward.

Hannah Grabowski is the founder of the Company and has acted as our CEO, CFO, Secretary and Director since our incorporation on March 20, 2013 until April 1, 2014 when Wayne Berian was appointed CEO and she subsequently resigned as CEO. She has been involved in the production and filming of the Company's commercials and will continue to be so. Ms. Grabowski managed an Optometry Center in Idaho and Oregon from 2010-2013 where she also was an integral part of marketing though social and print media. She currently manages insurance claims for an optometry center in Encinitas, Ca.  as well as devoting approximately 20 hours a week towards the planning, marketing and organizing activities of the Company.

 Our directors will hold office until the next annual meeting of shareholders and the election and qualification of their successors. Directors receive no compensation for serving on the board of directors other than reimbursement of reasonable expenses incurred in attending meetings. Officers are appointed by the board of directors and serve at the discretion of the board.

No officer, director, or persons nominated for such positions and no promoters or significant employee of BSM has been involved in legal proceedings that would be material to an evaluation of officers and directors.

Indemnification of Directors and Officers

Except as permitted by the Wyoming Revised Statutes, the Company's Articles of Incorporation do not provide for any additional or different indemnification procedures. At present, there is no pending litigation or proceeding involving a director, officer or employee of the Company regarding which indemnification is sought, nor is the Company aware of any threatened litigation that may result in claims of indemnification. The Company has not obtained director's and officer's liability insurance, although the board of directors of the Company may determine to investigate and, possibly, acquire such insurance in the future.

We have agreed to indemnify each of our directors and certain officers against certain liabilities, including liabilities under the Securities Act of 1933.

Currently we do not maintain any directors' and officers' liability insurance covering our directors and officers against expenses and liabilities arising from certain actions to which they may become subject by reason of having served in such role.

At present, there is no pending litigation or proceeding involving any of our directors, officers, employees or agents where indemnification will be required under Wyoming law. We are not aware of any threatened litigation or preceding that might result in a claim for such indemnification.

Insofar as indemnification for liabilities arising under the Securities Act of 1933 may be permitted to our directors, officers and controlling persons pursuant to the provisions described above, or otherwise, we have been advised that in the opinion of the SEC such indemnification is against public policy as expressed in the Securities Act of 1933 and is, therefore, unenforceable. In the event that a claim for indemnification against such liabilities (other than our payment of expenses incurred or paid by our director, officer or controlling person in the successful defense of any action, suit or proceeding) is asserted by such director, officer or controlling person in connection with the securities being registered, we will, unless in the opinion of our counsel the matter has been settled by controlling precedent, submit to a court of appropriate jurisdiction the question whether such indemnification by it is against public policy as expressed in the Securities Act and will be governed by the final adjudication of such issue.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Section 16(a) of the Exchange Act requires officers, directors and persons who own more than 10% of a registered class of our equity securities of a company that has a class of common stock registered under the Exchange Act to file reports of ownership and changes in ownership with the Securities and Exchange Commission and to furnish us with copies of all forms filed pursuant to Section 16(a).

Based solely on a review of the copies of such reports furnished to us, we believe that our officers and directors and our principal stockholder who are required to file reports pursuant to Section 16(a) of the Exchange Act complied with all of the Section 16(a) filing requirements applicable to them with respect to the last fiscal year, except that our officers and directors and shareholder failed to file a Form 3 after we registered our common stock under Section 12(g) of the Securities Exchange timely. All of the Form 3's have now been filed and the Company has taken action to insure that all future Section 16(a) reports are timely filed.

Employment Agreements

On April 9, 2013 we entered into any employment agreement with Hannah Grabowski to serve as CEO, CFO, Secretary and Director. The agreement was for the issuance of 6,500,000 shares of the Company's restricted common stock in lieu of a cash payment. On April 1, 2014 Ms. Grabowski resigned as CEO after appointing Wayne Berian as CEO..

On April 1, 2014 we entered into any employment agreement with Wayne Berian to serve as CEO, and Director. The agreement was for the issuance of 3,000,000 shares of the Company's restricted common stock in lieu of a cash payment

Conflict of Interest - Management's Fiduciary Duties

Our directors and officer or may become, in their individual capacity, officers, directors, controlling shareholders and/or partners of other entities engaged in a variety of businesses.

ITEM 11. EXECUTIVE COMPENSATION.

SUMMARY OF CASH AND CERTAIN OTHER COMPENSATION

Executive Compensation

 Summary Compensation Table

Name and Principal Position	Wayne Berian	Hannah Grabowski
Year	2014	2013-2014
Bonus
Salary
Stock Awards	3,000,000 shares of common stock @$.001 per share	6,500,000 shares of common stock @$.001 per share
Option Awards
All Other Compensations

Option Grants Table

There were no individual grants of stock options to purchase our common stock made to the executive officer named in the Summary Compensation Table through June 30, 2015.

Employment Agreements

On April 9, 2013 we entered into any employment agreement with Hannah Grabowski to serve as CEO, CFO, Secretary and Director. The agreement was for the issuance of 6,500,000 shares of the Company's restricted common stock in lieu of a cash payment. On April 1, 2014 Ms. Grabowski resigned as CEO after appointing Wayne Berian as CEO..

On April 1, 2014 we entered into any employment agreement with Wayne Berian to serve as CEO, and Director. The agreement was for the issuance of 3,000,000 shares of the Company's restricted common stock in lieu of a cash payment

Compensation of Officers and Directors

In 2013 Hannah Grabowski was paid $5,000 in salary. Subsequently Hannah Grabowski was granted shares in lieu of a salary totaling 6,500,000 and Wayne Berian was granted common shares in lieu of a salary totaling 3,000,000. We do not anticipate beginning to pay salaries until we have adequate funds to do so. There are no stock option plans, retirement, pension, or profit sharing plans for the benefit of our officer and director.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

None

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of June 30, 2015, information concerning ownership of our securities by:

-	Each person who owns beneficially more than five percent of the outstanding shares of our common stock;

-	Each person who owns beneficially more than five percent of the outstanding shares of our preferred stock;

-	Each director;

-	Each named executive officer; and

-	All directors and officers as a group.

BENEFICIAL OWNERS AND MANAGEMENT EQUITY POSITION(S)

 The table below sets forth, as of June 30, 2015, certain information with respect to the beneficial ownership of the common stock of our Company by each person who we know to be beneficial owner of more than 5% of any class or series of our capital stock, each of the directors and executive officers individually, and all directors and executive officers as a group. Unless otherwise indicated, each person named in this table has sole voting and investment power with respect to the shares beneficially owned.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Common	Wayne Berian – CEO and Operating Manager 800 Grand Avenue Suite 12 A Carlsbad, CA 92008	3,000,000	27.6%
Common	Hannah Grabowski-CFO & Secretary 800 Grand Avenue Suite 12 ACarlsbad, CA 92008	6,500,000	62%

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

None

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

On July 2 , 2014, the Company engaged Harris & Gillespie, PLLC as principle auditor. Accounting fees of $10,000 were paid for the year ended June 30, 2015. On August 14, 2015 the company engaged Gillespie & Associates, PLLC as principal auditor.

ITEM 15. EXHIBITS AND REPORTS ON FORM 8-K.

The following documents are filed as part of this report:

Financial Statements and Financial Statement Schedules

The financial statements are included in Item 8 of this Form 10-K.

Exhibits Required by Item 601 of Regulation S-K

Exhibit No. Description

10.2 Form 8-K Item 4.01. Changes in registrant's certifying accountant.*

23.1 Consent of Certified Public Accountant

31 Certification of President, Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.#

32 Certification of President, Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.#

* incorporated herein by reference.

SIGNATURES

         Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 27, 2015	BLUE SKY MEDIA CORPORATION

	By:	/s/ Wayne Berian
Wayne Berian,
Chief Executive Officer

/s/ Hannah Grabowski
Hannah Grabowski,
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

SIGNATURE	TITLE	DATE

/S/ Wayne Berian
Wayne Berian	Director, President, (Principal Executive, Officer)	8-27-15

/S/ Hannah Grabowski
Hannah Grabowski	Director, Treasurer and Secretary (Principal Financial and Accounting Officer)	8-27-15