Form 10-Q
period 2015-09-30
Blue Sky Media Corp
filed 2015-11-12
CIK 1604930

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] Quarterly report pursuant section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2015

[  ] Transition report pursuant section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ________________ to ________________

Commission file number 333-198828

Blue Sky Media Corporation

(Name of small business issuer in its charter)

Wyoming	7812	46-2378100
(State or other jurisdiction of incorporation or organization)	(Primary Standard Industrial Classification Code Number)	(I.R.S. Employer Identification Code Number)

233 S. Sharon Amity Rd.

Suite 201

Charlotte, NC 28211

Phone: (800) 292-89919

(Address and telephone number of registrant’s principal executive offices and principal place of business)

(Former Address and telephone number of registrant’s principal executive offices and principal place of business)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at September 30, 2015
Common Stock, $0.001 par value per share	10,851,500

FINANCIAL STATEMENTS

BLUE SKY MEDIA CORPORATION

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

BLUE SKY MEDIA CORPORATION

BALANCE SHEETS

September 30, 2015 and June 30, 2015

	September 30, 2015	June 30, 2015
	(Unaudited)	(Audited)

Assets

Current Assets
Cash	$5,230	$13,574
Accounts receivable	-	-
Total Current Assets	5,230	13,574

Fixed Assets
Furniture and Equipment less depreciation of $49 and $198 for September 30, 2015 and June 30, 2015, respectively	740	789
Total Fixed Assets	740	789
Other Assets
Film Assets less amortization of $1,368 and $1,824 for September 30, 2015 and June 30, 2015, respectively	24,168	25,536
Film Equipment less depreciation of $141 and $280 for September 30, 2015 and June 30, 2015, respectively	2,382	2,523
Total Other Assets	26,550	28,059
Total Assets	$32,520	$42,423

Liabilities And Stockholders’ Equity (Deficit)

Current Liabilities	$	$
Accounts payable	-	-
Total Current Liabilities	-	-

Total Liabilities	-	-

Stockholders’ Equity (Deficit)

Common stock $0.001 par value 75,000,000 shares authorized 10,851,500 shares issued and outstanding at September 30, 2015 and June 30, 2014, respectively	10,851	10,851
Additional paid in capital	136,048	136,048
Accumulated Deficit	(114,380)	(104,477)
Total Stockholders’ Equity (Deficit)	32,520	42,423

Total Liabilities and Stockholders’ Equity (Deficit)	$32,520	$42,423

See accompanying notes to consolidated financial statements.

BLUE SKY MEDIA CORPORATION

Statements of Operations

Three Months Ended September 30, 2015 and 2014

	September 30, 2015	September 30, 2014
	(Unaudited)	(Unaudited)

Revenue

Sales	$15,500	$23,500
Total Revenue	15,500	23,500

Gross Profit	15,500	23,500

Operating Expenses
Depreciation and amortization	1,559	-
Film Production	8,000	-
Equipment/Filming	256	515
Fee	-	3
Consulting Fees	5,300	5,000
Professional Fees	8,700	13,550
Marketing Expense	71	-
Office expenses	1,518	2,500

Total Expenses	25,404	21,568

Net Operating Income/Loss	(9,904)	1,932

Other Income/Expense	-	-

Net Income/Loss	$(9,904)	$1,932

Basic and Diluted Income/Loss Per Common Share	$(0.00)	$0.00

Weighted Average Shares Outstanding	10,851,500	10,851,500

See accompanying notes to consolidated financial statements.

BLUE SKY MEDIA CORPORATION

Statements of Cash Flows

Three Months Ended September 30, 2015 and 2014

	September 30, 2015	September 30, 2014
	(Unaudited)	(Unaudited)

Cash Flows from Operating Activities
Net Income\loss	$(9,904)	$1,932

Adjustments to Reconcile Net Loss To Net Cash Provided by (Used In) Operating Activities:
Stock Issued for Services
Accounts receivable	-	(5,000)
Accounts payable	-	(8,500)
Depreciation	1,559	-
Net Cash Provided by Operating Activities	(8,345)	(11,568)

Cash Flows From Investing Activities	-	-
	-	-
Net Cash Provided by Investing Activities		-

Cash Flows from Financing Activities

Net Cash Provided by Financing Activities	-	-
Paid in Capital
Net Cash Provided by Financing Activities

Increase in Cash	(8,345)	(11,568)

Cash at Beginning of Period	13,574	54,151

Cash at End of Period	$5,230	$42,584

Cash paid for Interest	$-	$-

Cash paid for income taxes	$-	$-

See accompanying notes to consolidated financial statements.

BLUE SKY MEDIA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of the significant accounting policies applied in the preparation of the accompanying financial statements follows.

BUSINESS AND BASIS OF PRESENTATION

Blue Sky Media Corporation. (“BSM” or the “Company”) was incorporated under the laws of the State of Wyoming on March 20, 2013.

BSM was formed as a media company engaging in commercial film production, film acquisition, film distribution and APP development. Within those frameworks, the Company also acquires film treatments, scripts and film trailers for resale and/or production.

BASIS OF PRESENTATION

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America, and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and reflect all adjustments, consisting of normal recurring adjustments, which management believes are necessary to fairly present the financial position, results of operations and cash flows of the Company as of September 30, 2015.

ESTIMATES

The preparation of the financial statement in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts. Accordingly, actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS

The Company maintains a cash balance in a non-interest-bearing account that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of September 30, 2015 and June 30, 2015.

PROPERTY AND EQUIPMENT

The Company values its investment in property and equipment at cost less accumulated depreciation. Depreciation is computed primarily by the straight line method over the estimated useful lives of the assets ranging from three to five years. As of September 30, 2015, the Company had a depreciation and amortization expense of $1,559 and as of September 30, 2014, the Company had a depreciation and amortization expense of $506.

INVENTORY

Inventory is recorded at lower of cost or market; cost is computed on a first-in first-out basis.

ACCOUNTS RECEIVABLE

Trade receivables are carried at original invoice amount. We recognize revenue from sales or services rendered when the following four criteria are met: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the selling price is fixed or determinable, and collectability is reasonably assured. Receivables past due for more than 120 days are considered delinquent. Management determines uncollectible accounts by regularly evaluating individual customer receivables and considering a customer’s financial condition, credit history, and current economic conditions and by using historical experience applied to an aging of accounts. Recoveries of trade receivables previously written off are recorded when received.

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

INTERNAL WEBSITE DEVELOPMENT COSTS

Under ASC350-50, Website Development Costs, costs and expenses incurred during the planning and operating stages of the Company’s website are expensed as incurred. Under ASC 350-50, costs incurred in the website application and infrastructure development stages are capitalized by the Company and amortized to expense over the website’s estimated useful life or period of benefit.

IMPAIRMENT OF LONG-LIVED ASSETS

The Company evaluates the recoverability of long-lived assets and the related estimated remaining lives at each balance sheet date. The Company records an impairment or change in useful life whenever events or changes in circumstances indicate that the carrying amount may not be recoverable or the useful life has changed.

STOCK BASED COMPENSATION

The Company recognizes stock-based compensation in accordance with ASC Topic 718 “Stock Compensation”, which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options and employee stock purchases related to an Employee Stock Purchase Plan based on the estimated fair values. For non-employee stock-based compensation, we have adopted ASC Topic 505 “Equity-Based Payments to Non-Employees”, which requires stock-based compensation related to non-employees to be accounted for based on the fair value of the related stock or options or the fair value of the services on the grant date, whichever is more readily determinable in accordance with ASC Topic 718.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

As of September 30, 2015 and 2014, the Company does not expect any of the recently issued accounting pronouncements to have a material impact on its financial condition or results of operations.

Note 2 - Uncertainty, going concern:

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs to allow it to continue as a going concern. As of September 30, 2015 the Company had an accumulated deficit of ($114,380). The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

Note 3 - Assets

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

We have sold the rights to one film, “Two Sevens Clash” for $26,000.00

Films acquired:

“Badlands”, (a Horror genre)

“Life of a third World Surfer”, (Documentary)

“The Trestles” (Documentary)

“Two Sevens Clash”, (the film rights were sold)

“Beirut-Beirut” (Drama story)

Note 4 - Common Stock

In related party transactions, the Company incurred expenses of $36,800 for salaries to its officers. Restricted shares in the amount of 9,500,000 shares were issued in lieu of cash. 6,500,000 shares were issued to Hannah Grabowski at a par value of $.001 per share in 2013. In addition 250,000 shares were acquired for $250.00 by Hannah Grabowski in 2013. In 2014, 3,000,000 shares were issued to the Company’s newly appointed President, Wayne Berian at a par value of $.10 per share.

On May 10, 2013 the Company issued 342,000 shares to Ocean Pure Media Corporation, which were issued to the shareholders of Ocean Pure Media Corporation per a contract whereby the Company acquired the rights to certain film media.

On May 12, 2014 the company authorized the issuance of 450,000 shares to MMT, Inc. at a value of $.10 per share for the development of a film APP.

At the year end June 30, 2014 the Company had issued 94,500 shares to investors via a private offering of the company’s shares at $.10 per share.

In June of 2014 the Company issued 215,000 shares at a value of $.10 per share for marketing services.

Note 5 - Income Taxes

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

Note 6 - Subsequent Events

On October 2, 2015, the Company experienced a change in control of the Company. In a share exchange, we agreed to issue 3,457,920 shares of our unregistered common stock to the shareholders of Klear Kapture, Inc., a Delaware corporation, in exchange for 10,000 shares of its common stock, representing 100% of its issued and outstanding common stock (the “Share Exchange”) and our repurchase of 9,751,000 shares of our common stock from our former executive officers and directors. As a result, Robert Gruder who was appointed as our Chief Executive Officer and a Director in connection with the Share Exchange received 2,754,233 shares of our common stock in exchange for 7,965 shares Klear Kapture’s common stock he previously owned. Mr. Gruder’s ownership of our common stock represents approximately 60.4% of our issued and outstanding shares of common stock and became the Company’s majority shareholder capable of approving all corporate actions that do not require greater than a simple majority vote of the outstanding shares or the approval of a majority of the outstanding shares held by disinterested shareholders (in each instance as may be set out under Wyoming law, the Company’s Articles of Incorporation, or the Company’s Bylaws).

On November 3, 2015, we amended and restated our articles of incorporation to change our name from Blue Sky Media Corp. to Life Clips, Inc., in order to better reflect our current business operations. These actions were approved by our board of directors, and the holders of a majority of our common stock. Our proposed name and corresponding symbol change will become effective upon processing of the respective corporate action application with the Financial Industry Regulatory Authority.

Item 2. Management’s discussion and analysis of financial condition and results of operations

General

We were incorporated in Wyoming on March 20, 2013 and we are developers, financiers, producers and distributors of motion pictures and related entertainment products. We also generate revenue from commercial video work and are in process of developing an APP. We have been, initially, capitalized through the acquisition of assets from our founding shareholder, outside producers, cash flows from the distribution of our film product, commercial video work and the proceeds from a private placement offering.

Our plans are to continue to market the film rights we own through the companies we have engaged for marketing. We don’t anticipate any further costs in regards to marketing the film rights. We estimate a time frame of 3-12 months to sell the rights to our films, however there is no assurance that they could be sold in that time frame. We will also continue to seek financing for one of our films either through a joint venture arrangement or a royalty arrangement. We may also seek equity financing in the future. Production costs and marketing costs for a film could be anywhere from $50,000 to $500,000 depending on the film produced and how the film would be slated to be viewed. At this time we have no arrangements for any funding source nor have we established which film we would produce first if we were to do so. Regarding the marketing of our commercial video services, we have entered into several agreements for commercial video work since our year end and have completed several. We will continue to market our commercial video services with anticipation of expanding our marketing efforts. Although we have engaged 2 companies to aid in the marketing of our commercial video capabilities our optimum would be to hire a person on a full time basis exclusively for marketing our commercial video services which we estimate would cost a minimum of $4,000 per month. At this time we have no plans to hire that person and will not do so until we are better capitalized, which at this time we have no plans for funding of any type.

We have paid $71,500 towards the development of the APP per a contract whereby there are no time frames for completion nor are there any penalties for non-performance; as with many software development projects it is difficult to project an absolute completion date. 450,000 shares of stock were issued at $.10 per share for the transaction and the balance of $26,500 was paid in cash.

Significant Accounting Policies and Estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses the Company’s consolidated financial statements which have been prepared in accordance with generally accepted accounting principles in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management bases its estimates and judgments on historical experiences and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Revenue Recognition

Revenue consists substantially of fees earned from movies and videos that we have interests in and commercial video work. We recognize revenue from a sale or licensing arrangement of a film when all of the following conditions are met: non-refundable payment for film rights per a contract, or persuasive evidence of a sale or licensing arrangement with a customer exists; the film is complete and, in accordance with the terms of the arrangement, has been delivered or is available for immediate and unconditional delivery; the license period of the arrangement has begun and the customer can begin its exploitation, exhibition, or sale; the arrangement fee is fixed or determinable; and collection of the arrangement fee is reasonably assured. We recognize revenue from commercial video services rendered when the following four criteria are met: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the selling price is fixed or determinable, and collectability is reasonably assured upon invoicing for work.

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

Results of Operations

For the three months ended September 30, 2015, we had gross revenues of $15,500, derived from commercial video work, and total operating expenses of $25,404 compared with the three months ended September 30, 2014 we had gross revenues of $23,500, derived from commercial video work and the sale of one of our films, and total operating expenses of $21,568. Net loss for the three months ended September 30, 2015 was $9,904 as compared to net income of $1,932 at September 30, 2014. It is the intention of the Company to continue to develop and distribute its entertainment assets and to engage commercial video work as well as to develop its APP, however, there is no assurance the Company will continue to generate Net Income over the long term. At September 30, 2015, since our year end June 30, 2015, we have completed several commercial videos and continue developing our APP. We have several commercial video projects we are currently working on. We typically bill on a flat rate basis after estimating time and resources needed for shooting.

Liquidity and Capital Resources

As of the period ending September 30, 2015 the Company had cash on hand of $5,230, total current assets of $5,230, total assets of $32,520, total current liabilities of $0 and total stockholder’s equity of $32,520. At the period ending June 30, 2015 the Company had cash on hand of $13,574, total current assets of $13,574, total assets of $42,423, current liabilities of $0 and total stockholder’s equity of $42,423. The Company’s cash was generated from revenue from commercial video work. The Company believes it has sufficient cash resources available to fund its primary operation for the next twelve (12) months. The Company has no, current, off balance sheet arrangements and does not anticipate entering into any off balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition. The Company has no agreements in place with its shareholders, officer and director or with any third parties to fund operations beyond the end of the Company’s September 30, 2015 quarter. The Company has not negotiated nor has available to it any other third party sources of liquidity. Cash flows used in operating activities for the three months ended September 30, 2015 were ($8,345) compared to cash flows used in operating activities for the three months ended September 30, 2014 which were ($11,568). There were no cash flows provided by investing activities or financing activities for the three months ended September 30, 2015 or September 30, 2014.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our chief executive officer and chief financial officer are responsible for establishing and maintaining our disclosure controls and procedures. Disclosure controls and procedures means controls and other procedures that are designed to ensure that information we are required to disclose in the reports that we file or submit under the Securities Exchange Act of 1933 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that information required to be disclosed by us in those reports is accumulated and communicated to the our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our chief executive officer and chief financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1933) as of September 30, 2015. Based on that evaluation, our chief executive officer and chief financial officer have concluded that, as of the evaluation date, such controls and procedures were effective.

Changes in internal controls

There were no changes in our internal controls over financial reporting that occurred during the quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1 A. Risk Factors

Smaller reporting companies are not required to provide the information required by this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mining Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

Number	Exhibit

31.1**	Certification of the Chief Executive Officer, as the principal executive officer and the principal financial officer, pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted in accordance with section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of the Chief Executive Officer, as the principal executive officer and the principal financial officer, under 18 U.S.C. Section 1350, as adopted in accordance with Section 906 of the Sarbanes-Oxley Act of 2002.

** Filed Herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 12, 2015	BLUE SKY MEDIA CORPORATION

	By:	/s/ Robert Gruder
Robert Gruder,
Chief Executive Officer

