Form 10-Q
period 2015-12-31
Life Clips, Inc.
filed 2016-02-22
CIK 1604930

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] Quarterly report pursuant section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2015

[  ] Transition report pursuant section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ________________ to ________________

Commission file number 333-198828

Life Clips, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Wyoming	3861	46-2378100
(State or other Jurisdiction of Incorporation or Organization)	(Primary Standard Industrial Classification Code Number)	(I.R.S. Employer Identification Code No.)

233 S. Sharon Amity Rd.

Suite 201

Charlotte, NC 28211

Phone: (800) 292-8991

(Address and telephone number of registrant’s principal

executive offices and principal place of business)

Not Applicable

(Former name, former address and former

fiscal year, if changed since last report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (check one)

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 20, 2015
Common Stock, $0.001 par value per share	53,332,576

FINANCIAL STATEMENTS

LIFE CLIPS, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Balance Sheets

As of December 31, 2015 and June 30, 2015

	December 31, 2015	June 30, 2015
	(Unaudited)	(Audited)
ASSETS

Current assets
Cash	206,341	2,644
Due from related party	-	2,713
Total current assets	206,341	5,357

Other Current Assets
Inventory - Cameras	$42,500	$-
Total other current assets	42,500	-

Total Current Assets	248,841	5,357

Fixed Assets
Developed Software	88,957	40,600
Total Fixed Assets	88,957	40,600

Total assets	$337,798	$45,957

LIABILITIES AND SHAREHOLDERS’ DEFICIT

Current liabilities
Accrued expense	1,843	4,066
Accrued Interest	7,507	-
	9,350	4,066

Note Payable (net of discount of $0 and $46,129, respectively)	$50,500	$38,871
Convertible Notes Payable (Net of debt discount of $783,219.)	84,358	-
Payroll Tax Liabilities	9,042	-
Total Other Current Liabilities	143,900	38,871

Total Current Liabilities	153,250	42,937

Derivative Liability - Convertible Notes Payable	5,571,030	-

Total Liabilities	5,724,280	42,937

Shareholders’ deficit
Preferred stock, ($0.001 par value; 20,000,000 shares authorized, no shares issued or outstanding as of December 31, 2015 and June 30, 2015, respectively)	-	-
Common stock, ($0.001 par value; 320,000,000 shares authorized, 53,332,620 and 38,037,120 shares issued and outstanding as of December 31, 2015 and June 30, 2015, respectively)	53,332	38,037
Additional paid in capital	304,666	665,283
Accumulated deficit	(5,744,480)	(700,300)
Total shareholders’ deficit	(5,386,482)	3,020

Total liabilities and shareholders’ deficit	$337,798	$45,957

The accompanying notes are an integral part of these financial statements.

Life Clips, Inc. and Subsidiary (F/K/A Blue Sky Media Corporation)

Statement of Operations

For the Three and Six Months ended December 31, 2015 and 2014

(Unaudited)

	For the three month period ended	For the three month period ended	For the six month period ended	For the six month period ended
	December 31, 2015	December, 31, 2014	December 31, 2015	December 31, 2014
Revenues
Revenues	$-	$-	$-	$22
Cost of good sold	-	-	-	-
Gross profit	-	-	-	22
Operating costs:
Compensation paid with stock	10,150	-	10,150	-
Finance Costs	33,935	-	33,935	-
Payroll Expense	57,712	-	57,712	-
Product Development Expense	23,360	-	23,360	-
Professional Fees	5,699	-	5,699	-
Travel	8,635		15,338	1,957
Other general and administrative expenses	12,818	7,446	55,397	7,615
Total operating costs	152,309	7,446	201,591	9,572
(Loss) from operations	(152,309)	(7,446)	(201,591)	(9,550)
Other income (expense)
Interest expense	-	-	(8,649)	-
Amortization of Debt Discount	(98,738)	-	(130,488)
Loss on Derivative	(4,703,452)	-	(4,703,452)
Total Other Income (Expense)	(4,802,190)	-	(4,842,589)	-
(Loss) before income taxes	(4,954,499)	(7,446)	(5,044,180)	(9,550)
Provision for income taxes	-	-	-	-
Net (loss)	$(4,954,499)	$(7,446)	$(5,044,180)	$(9,550)
Basic earnings per share	(0.09)	**	(0.10)	**
Weighted average number of common shares outstanding	53,263,276	38,037,120	51,702,948	38,037,120

**Less than $0.01

The accompanying notes are an integral part of these financial statements.

Life Clips, Inc. and Subsidary (F/K/A Klear Kapture, Inc.)

Statement of Cash Flows

For the Six Months Ended December 31, 2015 and 2014

(Unaudited)

	December 31, 2015	December 31, 2014
Cash flows from operating activities:
Net (loss)	$(5,044,180)	$(9,551)
Common stock compensation	10,150	-
Changes in derivative liabilities	4,703,452	-
Amortization of Debt discount	130,488	-
Adjustments to reconcile Net Income to Net Cash provided by operations:		-
Inventory - Cameras	(42,500)	-
Due from related party	2,712	-
Accrued expense	(6,594)	-
Accrued interest payable	7,507	-
Payroll tax liabilities	9,042	-
Net cash (used in) operating activities	(229,923)	(9,551)

Cash flows from investing activities:
Developed software	(88,957)	-
Net cash (used in) provided by investing activities	(88,957)	-

Cash flows from financing activities:
Repurchased of common stock	(345,000)	3,000
Loans payable - Gruder		6,566
Proceed from convertible notes payables	867,577	-
Net cash provided by financing activities	522,577	9,566

Net cash increased in cash	203,697	15

Cash at beginning of period	2,644	5

Cash at end of period	$206,341	$20

Supplemental Disclosures of cash flow information:
Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

Life Clips, Inc.

(f/k/a Blue Sky Media Corp)

Footnotes to Financial Statements December 31, 2015

NOTE 1. ORGANIZATION AND OPERATIONS

Business and basis of presentation – Life Clips, Inc. (the “Company”) was incorporated under the laws of Wyoming on March 20, 2013 as Blue Sky Media Corporation. On November 3, 2015, the Company changed its name to Life Clips, Inc. to more accurately reflect its business after a merger set forth below.

Life Clips is in business to provide consumers with an alternative way to capture, manage, share, broadcast and enjoy situational life experiences. Our core business is to allow individuals to capture and use content. We develop hardware and software solutions to provide individuals a rugged video device which allows consumers to record and take pictures in situations where mobile devices would be prone to breakage. The device can then help users with managing, sharing and enjoying engaging content.

The Company was in the business of developing, production and distributing motion pictures. The Company entered into a merger and exchange agreement on October 2nd, 2016. Klear Kapture was in the business of developing state-of-the-art body/action cameras.

On November 3, 2015, the Company’s name changed from Blue Sky Media Corporation to Life Clips, Inc.

Capture

Our capture devices create excellent quality videos and pictures at affordable prices. We design our products to be small and very easy to use. However, our primary focus is to create a durable design that can be used in many rigorous situations. All of our devices have can be controlled by a remote control app on a mobile phone using the iOS or Android operating system with the Life Clips Camera App.

Stream

All of our devices allow users to seamlessly store video to the cloud and/or broadcast events live by streaming. We seek to eliminate the pain of transferring footage from their cameras to a PC/phone and then to an app. Our App allows full camera control from a mobile device and the Life Clips App enables a customer to allow its friends or business associates to watch their event live but remotely while they are doing it.

Share

By making the capture seamless, we believe that management and editing of photos and videos will be much easier. Cloud based storage will provide a simple way to keep memories without using local storage on your phone. Our App also allows videos to be sent directly to leading social networks and content platforms, including Facebook, Instagram, Pinterest, Twitter, Vimeo and YouTube.

The Company anticipates releasing its first products in March or April of 2016. The Company anticipates raising capital for the release of these products by selling equity or acquiring debt.

On October 2, 2015, the Company completed a stock merger and exchange agreement with Klear Kapture, Inc. (“Klear Kapture”). Pursuant to the terms of the Share Exchange Agreement, the Company agreed to issue 380,037,120 shares of its unregistered common stock to the shareholders of Klear Kapture in exchange for 10,000 shares of its common stock, representing 100% of its issued and outstanding common stock (the “Share Exchange”). As part of the Share Exchange, the Company purchased 107,261,000 shares of our common stock from its former executive officers and directors for a price of approximately $ 0.0032 per share (an aggregate of $345,000). Upon the effective date of the transaction, Klear Kapture became a wholly owned subsidiary of Life Clips and our pro-forma shares of common stock outstanding, giving effect to the repurchase of shares from its former executive officers and directors, was 53,332,620.

Concurrent with the closing of the Share Exchange on October 2, 2015, Life Clips issued to three accredited investors, a $617,578 aggregate principal amount 3.85% Convertible Note (the “Convertible Note”). The issuance and sale of the Convertible Note was not registered under the Securities Act at the time of sale and, therefore, may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. The Notes are entitled to convert to an aggregate of 26,426,620 shares of common stock.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of estimates – The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

Cash and cash equivalents – For financial statement presentation purposes, the Company considers all short term investments with a maturity date of three months or less to be cash equivalents.

Income Tax – The Company accounts for income taxes under ASC 740 “Income Taxes” which codified SFAS 109, “Accounting for Income Taxes.” under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under ASC 740, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations.

Basic and Diluted Net Income (Loss) Per Share – The Company computes net income (loss) per share in accordance with ASC 260 “Earnings Per Share” which codified SFAS No. 128. “Earnings per Share.” ASC 260 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares of common stock outstanding during the period. If applicable, diluted earnings per share assume the conversion, exercise or issuance of all common stock instruments such as options, warrants and convertible securities, unless the effect is to reduce a loss or increase earnings per share. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive.

Intangible Asset – The Company is developing software. The development cost through December 31, 2015 has totaled $88,957. The software has an infinite useful life and will be tested annually for impairment.

Fair Value of Financial Instruments

The Company measures assets and liabilities at fair value based on an expected exit price as defined by the authoritative guidance on fair value measurements, which represents the amount that would be received on the sale of an asset or paid to transfer a liability, as the case may be, in an orderly transaction between market participants. As such, fair value may be based on assumptions that market participants would use in pricing an asset or liability. The authoritative guidance on fair value measurements establishes a consistent framework for measuring fair value on either a recurring or nonrecurring basis whereby inputs, used in valuation techniques, are assigned a hierarchical level.

The following are the hierarchical levels of inputs to measure fair value:

●	Level 1 – Observable inputs that reflect quoted market prices in active markets for identical assets or liabilities.

●	Level 2 – Inputs reflect quoted prices for identical assets or liabilities in markets that are not active; quoted prices for similar assets or liabilities in active markets; inputs other than quoted prices that are observable for the assets or liabilities; or inputs that are derived principally from or corroborated by observable market data by correlation or other means.

●	Level 3 – Unobservable inputs reflecting the Company’s assumptions incorporated in valuation techniques used to determine fair value. These assumptions are required to be consistent with market participant assumptions that are reasonably available.

The carrying amounts of the Company’s financial assets and liabilities, such as cash, prepaid expenses, other current assets, accounts payable & accrued expenses, certain notes payable and notes payable – related party, approximate their fair values because of the short maturity of these instruments.

The Company accounts for its derivative liabilities, at fair value, on a recurring basis under level 3. See Note 8.

Embedded Conversion Features

The Company evaluates embedded conversion features within convertible debt under ASC 815 “Derivatives and Hedging” to determine whether the embedded conversion feature(s) should be bifurcated from the host instrument and accounted for as a derivative at fair value with changes in fair value recorded in earnings. If the conversion feature does not require derivative treatment under ASC 815, the instrument is evaluated under ASC 470-20 “Debt with Conversion and Other Options” for consideration of any beneficial conversion feature.

Derivative Financial Instruments

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of its financial instruments, including stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported as charges or credits to income.

For option-based simple derivative financial instruments, the Company uses the Black-Scholes option-pricing model to value the derivative instruments at inception and subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.

Debt Issue Costs and Debt Discount

The Company may record debt issue costs and/or debt discounts in connection with raising funds through the issuance of debt. These costs may be paid in the form of cash, or equity (such as warrants). These costs are amortized to interest expense over the life of the debt. If a conversion of the underlying debt occurs, a proportionate share of the unamortized amounts is immediately expensed.

Stock based compensation – ASC 718 “Compensation Stock Compensation” codified SFAS No. 123 prescribes accounting and reporting standards for all stock based compensation plans payments award to employees, including employee stock options, restricted stock, employee stock purchase plans and stock appreciation rights, which may be classified as either equity or liabilities. The Company should determine if a present obligation to settle the share based payment transaction in cash or other assets exists. A present obligation to settle in cash or other assets exists if: (a) the option to settle by issuing equity instruments lacks commercial substance or (b) the present obligation is implied because of an entity’s past practices or stated policies. If a present obligation exists, the transaction should be recognized as a liability; otherwise, the transaction should be recognized as equity.

The Company accounts for stock based compensation issued to nonemployees and consultants in accordance with the provisions of ASC 50550 “Equity Based Payments to NonEmployees” which codified SFAS 123 and the Emerging Issues Task Force consensus in Issue No. 9618, “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring or in Conjunction with Selling, Goods or Services”. Measurement of share based payment transactions with nonemployees shall be based on the fair value of whichever is more reliably measurable: (a) the goods or services received; or (b) the equity instruments issued. The fair value of the share based payment transaction should be determined at the earlier of performance commitment date or performance completion date.

Common Stock – On December 15, 2015, the Company filed Articles of Amendment to authorize 320,000,000 shares of common stock, to change the par value to $0.001 and to execute a 11:1 forward stock split. All common stock and per share data for the period presented in this Quarterly Report on Form 10-Q have been adjusted to give effect to the forward stock split.

Preferred Stock – On December 15, 2015, the Company filed Articles of Amendment to authorize 20,000,000 shares of preferred stock, par value $0.001.

Recognition of Revenues – The Company recognizes revenue in accordance with Staff Accounting Bulletin No. 104, “Revenue Recognition in Financial Statements”. This statement established that revenue can be recognized when persuasive evidence of an arrangement exists, the services have been delivered, all significant contractual obligations have been satisfied, the fee is fixed or determinable and collection is reasonably assured.

Subsequent Events – The Company follows the guidance in Section 855-10-50 of the FASB Accounting Standards Codification for the disclosure of subsequent events. The Company will evaluate subsequent events through the date when the financial statements are issued.

Pursuant to ASU 2010-09 of the FASB Accounting Standards Codification, the Company as an SEC filer considers its financial statements issued when they are widely distributed to users, such as through filing them on EDGAR.

Recent Pronouncements – In June 2014, the FASB issued ASU 201410, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements. ASU 201410 eliminates the distinction of a development stage entity and certain related disclosure requirements, including the elimination of inceptiontodate information on the statements of operations, cash flows and stockholders’ equity. The amendments in ASU 201410 will be effective prospectively for annual reporting periods beginning after December 15, 2014, and interim periods within those annual periods, however early adoption is permitted for financial statements not yet issued. The Company adopted ASU 201410, thereby no longer presenting or disclosing any information required by Topic 915.

In April 2015, the Financial Accounting Standards Board (“FASB”) issued Update 2015-03—Interest-Imputation of Interest (Subtopic 835-30):Simplifying the Presentation of Debt Issuance Costs. This update requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this Update. For public business entities, the amendments in this Update are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. We do not expect this ASU to have a material impact on our financial statements.

In December 2014, FASB issued Accounting Standards Update (“ASU”) No. 2014-18—Business Combinations (Topic 805): Accounting for Identifiable Intangible Assets in a Business Combination (a consensus of the Private Company Council). This standard requires that existing customer-related intangible assets and noncompetition agreements shall continue to be measured in accordance with Topic 350 and should not be subsumed into goodwill upon adoption of this guidance. This standard is effective for the first transaction within the scope of the accounting alternative that occurs in fiscal years beginning after December 15, 2015 and for interim and annual periods thereafter. If the first transaction occurs in a fiscal year beginning after December 15, 2016, then this is effective for the interim period that includes the date of the transaction and for interim and annual periods thereafter. We do not expect this ASU to have a material impact on our financial statements.

In January 2015, FASB issued Update No. 2015-01—Income Statement—Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items. This Update eliminates from GAAP the concept of extraordinary items. It is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. A reporting entity may apply the amendments prospectively. A reporting entity also may apply the amendments retrospectively to all prior periods presented in the financial statements. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. The effective date is the same for both public business entities and all other entities. We do not expect this ASU to have a material impact on our financial statements.

The Company reviewed all recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC and they did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

NOTE 3. UNCERTAINTY OF ABILITY TO CONTINUE AS A GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying financial statements, the Company has minimal revenues, net accumulated losses since inception and a shareholders’ deficit of $(5,744,480). These factors raise doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on management funding operating costs and the successful production and sales release of the Life Clips camera. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 4. RELATED PARTY TRANSACTIONS

At December 31, 2015 and June 30, 2015, a major shareholder owed the Company $-0- and $2,713, respectively.

NOTE 5. INTANGIBLE ASSETS

The Company is developing software. The development cost through December 31, 2015 has totaled $88,957. The software has an infinite useful life and will be tested annually for impairment.

	December 31, 2015	June 30, 2015

Software	$88,957	$40,600
Less: Impairment Charges	—	—
Less: Accumulated Amortization	—	—
Patents - net	$88,957	$40,600

NOTE 6. NOTES PAYABLE

At December 31, 2015 and June 30, 2015 the Company had notes payable in the amount of $50,500 and $85,500 respectively. The notes mature on January 5, 2016. As of December 31, 2015 these notes were not in default. However, on January 5, 2016 the Company did not make its final payment. The notes are not secured by any Company assets but are presently in default.

NOTE 7. CONVERTIBLE DEBT - NET

The Company has recorded derivative liabilities associated with convertible debt instruments, as more fully discussed at Note 8.

Third Party
Balance June 30, 2015	$-
Proceeds	867,578
Repayments	-
Less: gross debt discount recorded	(867,578)
Add: Amortization of Debt Discount	84,359
Less Current portion	-
Long-Term Convertible Debt	$84,358

On October 2, 2014, the Company completed an offering of its 3.85% Convertible Promissory Notes (the “3.85% Notes”) in the aggregate principal amount of $617,578 and on December 7, 2015 the Company completed an offering of its 10% Convertible Promissory Notes (the “10% Notes”) in the aggregate principal amount of $250,000 (the “10% Notes”, and together with the 3.85% Notes, each a “Note” and collectively, the “Notes”), as applicable, with certain “accredited investors” (the “Investors”), as defined under Regulation D, Rule 501 of the Securities Act. The entire aggregate principal amount of the Notes of $867,578 was outstanding as of December 31, 2015, such amount being exclusive of securities converted into the Notes separate from the offering of the Notes. Pursuant to the offering of the Notes, the Company received $617,578 and $250,000 in net proceeds on October 2, 2015 and December 7, 2015, respectively.

In addition to the terms customarily included in such instruments, the Notes began accruing interest on the date that each Investor submitted the principal balance of such Investor’s Note, with the interest thereon becoming due and payable on the two year anniversary of said date. Upon a default of the Notes, the interest rate will increase to 18%. The principal balance of each Note and all unpaid interest will become due and payable twenty-four (24) months after the date of issuance. The Notes may be prepaid with or without a penalty depending on the date of the prepayment. The principal and interest under the 3.85% Notes are converted at $0.017 or $0.026. The principal and interest under the 10% Notes are convertible into shares of the Company’s common stock at 75% times the Volume Weighted Average Price for a 5 days period prior to the conversion date as quoted on the OTC market and pursuant to the terms of a Security Purchase Agreement, dated as of October 2, 2015 and December 7, 2015, as applicable, by and between the Company and each Investor.

In connection with the Notes Offering, the Company entered into Registration Rights Agreements, each dated as of October 2, 2015 and December 7, 2015 and each by and between us and each of the Investors.

(B) Terms of Debt

The debt carries interest between 3.85% and 10%, and is due in October 2017 and December 2017.

All convertible debt in connection with the Notes Offering are convertible at $0.017, $0.026 and $0.15/share (on December 31, 2015), however, the Notes include a “ratchet feature”, which allows for a lower offering price based on market prices.

(C) Future Commitments

At December 31, 2015, the Company has outstanding convertible debt of $867,578 which is payable within the next twenty-four months.

NOTE 8. DERIVATIVE LIABILITIES

The Company identified conversion features embedded within convertible debt issued in 2015. The Company has determined that the features associated with the embedded conversion option, in the form a ratchet provision, should be accounted for at fair value, as a derivative liability, as the Company cannot determine if a sufficient number of shares would be available to settle all potential future conversion transactions.

As a result of the application of ASC No. 815, the fair value of the ratchet feature related to convertible debt and warrants is summarized as follow:

	December 31, 2015	June 30, 2015
Fair value at the commitment date - convertible debt	$2,633,514	$-
Fair value mark to market adjustment - convertible debt	2,937,516	-
Totals	$5,571,030	$-

The fair value at the commitment and re-measurement dates for the Company’s derivative liabilities were based upon the following management assumptions as December 31, 2015:

	Commitment Date	Re-measurement Date

Expected dividends	0%	0%
Expected volatility	220%	259%
Expected term	2 years	1.65-1.92 years
Risk free interest rate	0.58% - 0.94%	1.06% - 1.06%

NOTE 9. DEBT DISCOUNT

The Company recorded the debt discount to the extent of the gross proceeds raised, and expensed immediately the remaining fair value of the derivative liability, as it exceeded the gross proceeds of the note.

The Company recorded a derivative expense of $4,703,452 and $0 for the three-months ended December 31, 2015 and 2014 respectively and $4,703,452 and $0 for the six-months ended December 31, 2015 and 2014.

Accumulated amortization of derivative discount amounted to $84,359 as of December 31, 2015 and $0 for the year ended June 30, 2015.

NOTE 10. DEBT ISSUE COST

Balance- June 30, 2015	$46,129
Amortization	(46,129)
Balance- December 31, 2015	-

The Company recorded amortization expense of $14,379 and $0 for the three-months ended December 31, 2015 and 2014 respectively and $46,129 and $0 for the six-months ended December 31, 2015 and 2014, respectively.

NOTE 11. COMMON STOCK

On October 2, 2015 (the “Effective Date”) the Company entered into and closed on a merger and exchange agreement (the “Share Exchange Agreement”) with Klear Kapture in an effort to expand its current line of business. Klear Kapture has developed a body camera and an auditable software solution suitable for use by law enforcement that it intends to produce, market and sell. Following the closing of the Share Exchange Agreement, we intend to continue Klear Kapture’s historical business and proposed business and have entered into a services agreement with our former executive officers and directors to operate our film marketing, distribution and production video and APP development businesses pursuant to the terms of a Services Agreement dated October 2, 2015 (the “Services Agreement”). However, we no longer intend to operate the pre-transaction business of the Company.

Pursuant to a consulting agreement with a non-related third party, we issued 3,190,000 shares on October 2, 2015 for a price of approximately $0.00318 per share (an aggregate of $10,150), which was recorded as consulting services.

On December 15, 2015, the Company filed Articles of Amendment to authorize 320,000,000 shares of common stock, par value $0.001 per share, to authorize 20,000,000 share of preferred stock, par value $0.001 per share, and to execute a 11:1 forward stock split. All common stock and per share date for the period presented in this Quarterly Report on Form 10-Q has been adjusted to give effect to the forward stock split.

Pursuant to the terms of the Share Exchange Agreement, as of the Effective Date, we agreed to issue 38,037,120 shares of our unregistered common stock to the shareholders of Klear Kapture in exchange for 10,000 shares of its common stock, representing 100% of its issued and outstanding common stock in the Share Exchange. As part of the Share Exchange, we purchased 107,261,000 shares of our common stock from our former executive officers and directors for a price of approximately $ 0.00318 per share (an aggregate of $345,000). Upon the Effective Date, Klear Kapture became a wholly owned subsidiary of our company and our pro-forma shares of common stock outstanding giving effect to the repurchase of shares from our former executive officers and directors is 53,343,620. Robert Gruder who was appointed as our Chief Executive Officer and a Director in connection with the Share Exchange received 30,296,563 shares of our common stock in exchange for 7,965 shares Klear Kapture’s common stock he previously owned. Mr. Gruder’s ownership of our common stock represents approximately 56.8% of our issued and outstanding shares of common stock.

Other than as part of the Share Exchange, there were no stock issuances for the six month period ended December 31, 2014.

NOTE 12. PRO FORMA FINANCIAL DATA

On the Effective Date, the Company entered into and closed the Share Exchange Agreement with Klear Kapture in an effort to expand its current line of business. Klear Kapture has developed a body camera and an auditable software solution suitable for use by law enforcement that it intends to produce, market and sell. Following the closing of the Share Exchange Agreement, we intend to continue Klear Kapture’s historical business and proposed business and have entered into a services agreement with our former executive officers and directors to operate our film marketing, distribution and production video and APP development businesses pursuant to the terms of the Services Agreement. However, we no longer intend to operate the pre-transaction business of the Company.

In accordance with S-X Rule 8-03(b)(4), the following tables present the pro forma data that reflects revenue, income from continuing operations, net income, net income attributable to the registrant and income per share for the current interim period and the corresponding interim period of the preceding fiscal year as though the transaction occurred at the beginning of the periods.

For the six months ended December 31, 2015	Life Clips Inc f/k/a Blue Sky Media Corp		Klear Kapture, Inc	Pro Forma Adjustment	Pro Forma Combined Total
Revenue		$-	$-	$-	$0
Operating Loss		$-	$(201,591)	$-	$(201,591)
Net Loss		$-	$(4,842,589)	$(77,888) A	$(4,920,477)
Net income attributable to the registrant		$-	$(4,842,589)	$(77,888)	$(4,920,477)
Earnings per share	$	**	$(0.10)	$-	$(0.10)

** Less than $0.01

For the six months ended	Life Clips Inc f/k/a Blue Sky			Pro Forma	Combined
December 31, 2014	Media Corp	Klear Kapture, Inc.		Adjustment	Total

Revenue	$-		$22	$-	$22
Operating (Loss)	$-		$(9,550)	$(10,260) B	$(19,810)
Net (Loss)	$-		$(9,550)	$(109,796) C	$(119,346)
Net income attributable to the registrant	$-		$(9,550)	$(109,796)	$(119,346)
Earnings per share	$ **	$	**	$-	$ **

** Less than $0.01

A	Subsequently issue 3.85% interest Convertible Notes for $617,577.88
B	Subsequently issued 3,190,000 shares of common stock, with a fair market value of $10,260, in exchange for consulting services.
C	In addition to item B, the Company subsequently issue 3.85% interest Convertible Notes for $617,577.88

NOTE 13. SUBSEQUENT EVENTS

On February 4th, 2016 the Board of Directors and the Secretary of State of Delaware approved and accepted a Certificate of Ownership and Merger Merging Klear Kapture, Inc. into Life Clips, Inc. Prior to such merger, Klear Kapture, Inc. was a wholly owned subsidiary of the Company and the Board deemed it in the best interest of the Company to merge into the Company with the Company being the surviving entity.

The Company has been developing new retail products aimed at the compact action camera market. The Company anticipates releasing the new product in March or April of 2016. These products are expected to be the Company’s flagship products. Subsequently, the Company’s working capital will be devoted to the manufacturing and introduction of these cameras and respective App software. The Company can make no assurances to the actual release date and commercial success of the products.

Item 2. Management’s discussion and analysis of financial condition and results of operations.

Unless we specify otherwise, all references in this Quarterly Report to the “Company,” “our,” “we” and “us” refer to Life Clips, Inc. and its consolidated subsidiaries. In addition to statements of current and historical facts, this Quarterly Report on Form 10-Q contains forward-looking statements. The words “forecast,” “will,” “intend,” “anticipate,” “project,” “intend,” “expect,” “should,” “believe” and similar expressions are intended to identify forward-looking statements. These forward-looking statements involve known and unknown risks, uncertainties, assumptions and other factors, including those discussed in “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These risks and uncertainties include, but are not limited to, the following:

●	Our ability to achieve our business of producing and selling products;

●	Our ability to penetrate the law enforcement and fire protection industries;

●	Our ability to produce commercial grade photo and video products;

●	Our ability to attract, retain and motivate qualified employees and management.

●	The impact of federal, state or local government regulations;

●	Competition in the law enforcement and fire protection industries;

●	Availability and cost of additional capital;

●	Litigation in connection with our business;

●	Our ability to protect our trademarks, patents and other proprietary rights;and

This list of factors that may affect future performance and the accuracy of forward-looking statements are illustrative but not exhaustive. Accordingly, all forward-looking statements should be evaluated with an understanding of their inherent uncertainty. Except as required by law, we assume no obligation to publicly update or revise these forward-looking statements for any reason, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.

General

We were incorporated in Wyoming on March 20, 2013 and our principal business is providing consumers with an alternative way to capture, manage, share, broadcast and enjoy situational life experiences. We do this by enabling people to capture photos or videos either with single or multiple perspectives of an event during compelling life moments. Our core business is to allow individuals to capture and use content. To this end, we develop hardware and software solutions to provide individuals a rugged device which allows consumers to record and take pictures in situations where mobile devices would be prone to breakage. The device can then help users with managing, sharing and enjoying engaging content. We sell to consumers and to specific industries such as law enforcement and fire professionals. Prior to October 2, 2015, when we acquired Klear Kapture, Inc., a Delaware corporation (“Klear Kapture”), our name was “Blue Sky Media Corporation,” and our principal business was developing, financing, producing and distributing motion pictures and related entertainment products.

Our common stock is quoted for trading on the OTCQB under the symbol “LCLP.” Our principal executive offices are located at 233 S. Sharon Amity Rd., Suite 201, Charlotte, NC 28211. Our telephone number is (800) 292-8991.

Significant Accounting Policies

Please see Note 2 to the Company’s unaudited financial statements as of and for the three and six months ended December 31, 2015 included in this Quarterly Report for a discussion of the Company’s significant accounting policies.

Results of Operations

For the three months ended December 31, 2015 and 2014, we had gross revenues of $0. For the six months ended December 31, 2015 and 2014, we had gross revenues of $0 and $22, respectively derived from limited online sales.

Total operating expenses were $152,309 compared with $7,446 for the three months ended December 31, 2015 and 2014, respectively. Total operating expenses were $201,591 compared with $9,550 for the six months ended December 31, 2015 and 2014, respectively. In connection with the completion of the share exchange transaction with Klear Kapture on October 2, 2015, the Company received additional working capital. The Company believed that continuing to operate its existing line of business was not in the best interests of its shareholders. New management decided to change the primary focus of the business. Using the new working capital, the Company continued developing Klear Kapture’s concepts of an innovative state-of-the-art action camera set. Operating expenses therefore increased significantly due to software and design costs associated with the developing including adding new employees.

Net loss for the three months ended December 31, 2015 was $4,954,499 as compared to net loss of $7,446 at December 31, 2014. Net loss for the six months ended December 31, 2015 was $5,044,180 as compared to net loss of $9,550 at December 31, 2014. The increased net loss was primarily due to calculations of SFAS 123R which requires that companies use a fair value method to value stock options and other forms of share-based payments and recognize the related compensation expense in calculating net earnings. SFAS 123R applies to all companies that have issued stock options and other stock-based compensation, whether the firm is a large public company with actively traded, liquid stock, a public company whose stock is thinly traded, or a private company.

The Company anticipates introducing its new products in March or April of 2016. The new products are two compact action cameras targeted to retail audiences. The new cameras will have what we believe are unique features such as IR for night recording, live streaming, and two cameras that can film the same event simultaneously to get two perspectives of that event. The Company believes that multiple views and live streaming would be positive features of the camera based on trends in the Internet and video segments. The Company is focusing its efforts on these products for the success of continued operations. Non-acceptance by retailers would have a significant impact on continuing operations.

Liquidity and Capital Resources

As of the period ending December 31, 2015 the Company had cash on hand of $206,341, total current assets of $248,841, total assets of $337,798, total current liabilities of $153,250 and total shareholder’s deficit of $5,386,482.

At the period ending June 30, 2015 the Company had cash on hand of $5,357, total current assets of $5,357, total assets of $45,957, current liabilities of $42,937 and total shareholder ’s equity of $3,020.

The Company’s cash was generated from a series of convertible notes issued to non-related third parties. The Company plans to raise additional working capital via additional notes or equity sales to ensure that it will have enough cash to fund its primary operation for the next twelve (12) months.

The Company has no agreements in place with its shareholders, officer and director or with any third parties to fund operations beyond the end of the Company’s December 31, 2015 period ended. The Company has not negotiated nor has available to it any other third party sources of liquidity.

Cash flows used in operating activities for the six months period ended December 31, 2015 were $229,923 compared to $9,551 to the six months period ended December 31, 2014.

Cash flows used in investing activities totaled $88,957 for the six months period ended December 31, 2015 and $0 for the six months period ended December 31, 2014.

Cash flows provided by financing activities totaled $552,577 for the six months period ended December 31, 2015 and $9,566 for the six months period ended December 31, 2014.

Off-Balance Sheet Arrangements

The Company has no current off-balance sheet arrangements and does not anticipate entering into any off balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our chief executive officer and chief financial officer are responsible for establishing and maintaining our disclosure controls and procedures. Disclosure controls and procedures means controls and other procedures that are designed to ensure that information we are required to disclose in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that information required to be disclosed by us in those reports is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our chief executive officer and chief financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of December 31, 2015. Based on that evaluation, our chief executive officer and chief financial officer have concluded that, as of the evaluation date, such controls and procedures were not effective.

Changes in internal controls

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1 A. Risk Factors

Smaller reporting companies are not required to provide the information required by this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On December 7, 2015, we entered into a Securities Purchase Agreement (the “Purchase Agreement”) with Susannah Forest (the “Purchaser”) under which the Company issued a Secured Convertible Promissory Note (the “Note”) to the Purchaser in a private placement. The Note was offered and sold in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”) and Rule 506(b) of Regulation D thereunder. The Purchaser also qualified as an “accredited investor” within the meaning of Rule 501 of Regulation D. The Company received gross proceeds of $250,000 from the sale of the Note.

The Purchaser has the right at any time to convert all or a portion of the outstanding and unpaid principal amount of the note and any accrued and unpaid interest into shares of common stock of the Company. The conversion price is the amount equal to 75% of the volume weighted average price of the Company’s common stock for a 5-day period prior the conversion date, subject to certain minimum and maximum conversion prices. The number of shares of common stock issuable is determined by dividing the amount to be converted by the conversion price. The conversion price is subject to adjustment upon the occurrence of certain events.

Item 3. Defaults upon Senior Securities

Please see Note 6 to the financial statements included in Item 1 to this Quarterly Report on Form 10-Q, which is incorporated herein by this reference.

Item 4. Mining Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

Number	Exhibit

2.1	Share Exchange Agreement, dated as of October 2, 2015, by and among Blue Sky Media Corp., Wayne Berian, Hannah Grabowski, and Klear Kapture, Inc. (incorporated by reference to Exhibit 2.1 to the registrant’s Current Report on Form 8-K filed October 8, 2015)

3.1**	Articles of Incorporation, as amended

3.2	Bylaws (incorporated by reference to Exhibit 3.3 to the registrant’s Form S-1 filed on September 19, 2014)

10.1	Services Agreement entered into as of October 2, 2015 by and between Wayne Berian, Hannah Grabowski and Blue Sky Media Corp. (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed October 8, 2015)

10.2	Securities Purchase Agreement dated as of October 2, 2015, by and between Blue Sky Media Corp. and buyers identified on the signature pages to such agreement (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed October 8, 2015)

10.3	Form of Secured Convertible Promissory Note (incorporated by reference to Exhibit A to Securities Purchase Agreement filed as Exhibit 10.1 to this Quarterly Report on Form 10-Q)

10.4	Form of Registration Rights Agreement (Incorporated by reference to Exhibit B to Securities Purchase Agreement filed as Exhibit 10.1 to this Quarterly Report on Form 10-Q)

10.5	Consulting Services Agreement entered into as of October 1, 2015 by and between Newbridge Financial, Inc. and Blue Sky Media Corp. (incorporated by reference to Exhibit 10.5 to the registrant’s Current Report on Form 8-K filed October 8, 2015)

10.6	Securities Purchase Agreement, dated as of December 7, 2015, between Life Clips, Inc. and Susannah Forest (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed December 31, 2015)

10.7	Secured Convertible Promissory Note, dated December 7, 2015, issued by Life Clips, Inc. to Susannah Forest (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed December 31, 2015)

31.1**	Certification of the Chief Executive Officer, as the principal executive officer and the principal financial officer, pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted in accordance with section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of the Chief Executive Officer, as the principal executive officer and the principal financial officer, under 18 U.S.C. Section 1350, as adopted in accordance with Section 906 of the Sarbanes-Oxley Act of 2002

** Filed Herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: February 22, 2016	LIFE CLIPS, INC.

	By:	/s/ Robert Gruder
Robert Gruder,
Chief Executive Officer

