Form 10-Q
period 2016-03-31
Life Clips, Inc.
filed 2016-05-16
CIK 1604930

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] Quarterly report pursuant section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2016

[  ] Transition report pursuant section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ________________ to ________________

Commission file number 333-198828

Life Clips, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Wyoming	3861	46-2378100
(State or Other Jurisdiction of Incorporation or Organization)	(Primary Standard Industrial Classification Code Number)	(I.R.S. Employer Identification No.)

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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 16, 2016
Common Stock, $0.001 par value per share	53,332,576

LIFE CLIPS, INC.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2016

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Balance Sheets

As of March 31, 2016 and June 30, 2015

	March 31, 2016	June 30, 2015
	(Unaudited)	(Audited)
ASSETS

Current assets
Cash	17,867	2,644
Due from related party		2,713
Total current assets	17,867	5,357

Other Current Assets
Inventory - Cameras and Accessories	$48,402	$-
Total other current assets	48,402	-

Total Current Assets	66,269	-

Fixed Assets
Developed Software	92,493	40,600
Total Fixed Assets	92,493	40,600

Total assets	$158,762	$45,957

LIABILITIES AND SHAREHOLDERS’ DEFICIT

Current liabilities
Accrued expense	9,961	4,066

Note Payable (net of discount of $0 and $46,129, respecively)	$50,500	$38,871
Payroll Tax Liabilities	5,493	-

Total Current Liabilities	65,954	42,937

Long Term Liabilities
Derivative Liability - Convertible Notes Payable	5,481,672	-
Convertible Notes Payable (Net of debt discount of $674,914.)	192,663	-
Total Long Term Liabilities	5,674,335	-

Total Liabilities	5,740,289	42,937

Shareholders’ deficit
Preferred stock, ($0.001 par value; 20,000,000 shares authorized, no shares were issued and outstanding).	-	-
Common stock, ($0.001 par value; 320,000,000 shares authorized, 53,332,576 and 38,037,120 shares issued and outstanding as of March 31, 2016 and June 30, 2015, respectively).	53,333	38,037
Additional paid in capital	304,666	665,283
Accumulated deficit	(5,939,526)	(700,300)
Total shareholders’ deficit	(5,581,527)	3,020

Total liabilities and shareholders’ deficit	$158,762	$45,957

The accompanying notes are an integral part of these financial statements.

Life Clips, Inc. and Subsidiary (F/K/A Blue Sky Media Corporation)

Statements of Operations

For the Three and Nine Months ended March 31, 2016 and 2015

(Unaudited)

	For the three month	For the three month	For the nine month	For the nine month
	period ended	period ended	period ended	period ended
	March 31, 2016	March 31, 2015	March 31, 2016	March 31, 2015
Revenues
Revenues	$534	$1,930	$534	$1,952
Cost of goods sold	-	1,081	-	1,081
Gross profit	534	849	534	871
Operating costs:
Compensation paid with stock	-	578,943	-	581,943
Finance Costs	-	-	33,935	-
Payroll Expense	49,992	-	107,574	-
Product Development Expense	22,464	-	45,824	-
Professional Fees	30,908	2,037	52,341	2,037
Software Fees and Support	42,880	1,496	51,796	2,053
Travel	6,090	6,049	21,429	8,006
Other general and administrative expenses	11,293	38,213	53,149.68	42,271
Total operating costs	163,627	626,738	366,049	636,310
(Loss) from operations	(163,093)	(625,889)	(365,515)	(635,439)
Other income (expense)
Interest expense	(12,175)	-	(20,824)	-
Amortization of Debt Discount	(108,305)	-	(238,793)
Loss on Derivative	89,358	-	(4,614,094)
Total Other Income (Expense)	(31,122)	-	(4,873,711)	-
(Loss) before income taxes	(194,215)	(625,889)	(5,239,226)	(635,439)
Provision for income taxes	-	-	-	-
Net (loss)	$(194,215)	$(625,889)	$(5,239,226)	$(635,439)
Basic earnings per share	**	(0.02)	(0.07)	(0.02)
Weighted average number of common shares outstanding	53,332,576	38,037,120	75,745,579	38,037,120

**Less than $0.01

The accompanying notes are an integral part of these financial statements.

Life Clips, Inc. and Subsidiary (F/K/A Blue Sky Media Corporation)

Statement of Cash Flows

For the Nine Months Ended March 31, 2016 and 2015

(Unaudited)

	March 31, 2016	March 31, 2015
Cash flows from operating activities:
Net (loss)	$(5,239,226)	$(635,439)
Accounts Receivable		-
Accounts Payable		1,321
Common stock compensation	-	-
Changes in derivative liabilities	4,614,094	-
Amorization of Debt discount	238,793	-
Adjustments to reconcile Net Income to Net Cash provided by operations:		-
Inventory	(48,411)	-
Due from related party	2,712	1,787
Accrued expense	(7,722)	-
Accrued interest payable	13,805	-
Payroll tax liabilities	5,493	-
Net cash (used in) operating activities	(420,462)	(632,331)

Cash flows from investing activities:
Developed software	(51,892)	(9,600)
Other	-	-
Net cash (used in) provided by investing activities	(51,892)	(9,600)

Cash flows from financing activities:
Repurchased of common stock	(345,000)	95
Loans payable - Others	(35,000)	651,850
Proceed from convertible notes payables	867,577	-
Net cash provided by financing activities	487,577	651,945

Net cash increased in cash	15,223	10,014

Cash at beginning of period	2,644	5

Cash at end of period	$17,867	$10,019

Supplemental Disclosures of cash flow information:
Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

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

The Company was in the business of developing, production and distributing motion pictures. The Company entered into a merger and exchange agreement on October 2nd, 2015. Klear Kapture was in the business of developing state-of-the-art body/action cameras.

Life Clips is in business to provide consumers with an alternative way to capture, manage, share, broadcast and enjoy situational life moments. Our core business is to allow individuals to capture and use content. We develop hardware and software solutions to provide individuals a rugged video device which allows consumers to record and take pictures in situations where mobile devices would be prone to breakage. The device can then help users with managing, sharing and enjoying engaging content.

On October 2, 2015, the Company completed a stock merger and exchange agreement with Klear Kapture, Inc. (“Klear Kapture”). Pursuant to the terms of the Share Exchange Agreement, the Company agreed to issue 380,037,120 shares of its unregistered common stock to the shareholders of Klear Kapture in exchange for 10,000 shares of its common stock, representing 100% of its issued and outstanding common stock (the “Share Exchange”). As part of the Share Exchange, the Company purchased 107,261,000 shares of our common stock from its former executive officers and directors for a price of approximately $ 0.0032 per share (an aggregate of $345,000). Upon the effective date of the transaction, Klear Kapture became a wholly owned subsidiary of Life Clips and our pro-forma shares of common stock outstanding, giving effect to the repurchase of shares from its former executive officers and directors, was 53,332,576.

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

Since the merger, the Company has focused on developing software and cameras for the action sports market as well as seeking acquisitions that are complimentary to the video market. Our goal is to provide affordable yet high quality technology devices to meet the growing consumer demand for videos and pictures. This field includes creating software to support our hardware offerings in mobile Apps, cloud services, and future offerings in vertical markets for both our hardware and organically designed software.

We believe an untapped market exists for the use of the video and picture contents that are created and will be focusing resources to identify and possibly develop applications so consumers can easily manipulate, share, and enjoy their content.

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

Intangible Asset – The Company is developing software. The development cost through March 31, 2016 has totaled $92,493. The software has an infinite useful life and will be tested annually for impairment.

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

Recent Pronouncements – In June 2014, the FASB issued ASU 201410, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements. ASU 201410 eliminates the distinction of a development stage entity and certain related disclosure requirements, including the elimination of inception to date information on the statements of operations, cash flows and stockholders’ equity. The amendments in ASU 201410 will be effective prospectively for annual reporting periods beginning after December 15, 2014, and interim periods within those annual periods, however early adoption is permitted for financial statements not yet issued. The Company adopted ASU 201410, thereby no longer presenting or disclosing any information required by Topic 915.

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

NOTE 3. UNCERTAINTY OF ABILITY TO CONTINUE AS A GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying financial statements, the Company has minimal revenues, net accumulated losses since inception and a shareholders’ deficit of $(5,939,526). These factors raise doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on management funding operating costs and the successful production and sales release of the Life Clips camera. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 4. RELATED PARTY TRANSACTIONS

At March 31, 2016 and June 30, 2015, a major shareholder owed the Company $-0- and $2,713, respectively.

NOTE 5. INTANGIBLE ASSETS

The Company is developing software. The development cost through March 31, 2016 has totaled $92,493. The software has an infinite useful life and will be tested annually for impairment.

	December 31, 2015	June 30, 2015

Software	$92,493	$40,600
Less: Impairment Charges	—	—
Less: Accumulated Amortization	—	—
Patents - net	$92,493	$40,600

NOTE 6. NOTES PAYABLE

At March 31, 2016 and June 30, 2015 the Company had notes payable in the amount of $50,500 and $85,500 respectively. As of March 31, 2016 these notes were in default. The notes were a debt obligation without interest. The imputed interest expense is not material when viewed in light of the full financial statements. As of May 13, 2016 the notes have been paid off in full and are no longer in default.

NOTE 7. CONVERTIBLE DEBT - NET

The Company has recorded derivative liabilities associated with convertible debt instruments, as more fully discussed at Note 8.

Third Party
Balance June 30, 2015	$-
Proceeds	867,578
Repayments	-
Less: gross debt discount recorded	(867,578)
Add: Amortization of Debt Discount	192,663
Less Current portion	-
Long-Term Convertible Debt	$192,663

On October 2, 2014, the Company completed an offering of its 3.85% Convertible Promissory Notes (the “3.85% Notes”) in the aggregate principal amount of $617,578 and on December 7, 2015 the Company completed an offering of its 10% Convertible Promissory Notes (the “10% Notes”) in the aggregate principal amount of $250,000 (the “10% Notes”, and together with the 3.85% Notes, each a “Note” and collectively, the “Notes”), as applicable, with certain “accredited investors” (the “Investors”), as defined under Regulation D, Rule 501 of the Securities Act. The entire aggregate principal amount of the Notes of $867,578 was outstanding as of March 31, 2016, such amount being exclusive of securities converted into the Notes separate from the offering of the Notes. Pursuant to the offering of the Notes, the Company received $617,578 and $250,000 in net proceeds on October 2, 2015 and December 7, 2015, respectively.

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

All convertible debt in connection with the Notes Offering are convertible at $0.017, $0.026 and $0.176/share (on March 31, 2016), however, the Notes include a “ratchet feature”, which allows for a lower offering price based on market prices.

(C) Future Commitments

At March 31, 2016, the Company has outstanding convertible debt of $867,578 which is payable within the next twenty-four months.

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

As a result of the application of ASC No. 815, the fair value of the ratchet feature related to convertible debt and warrants is summarized as follow:

	March 31, 2016	June 30, 2015
Fair value at the commitment date - convertible debt	$2,633,514	$-
Fair value mark to market adjustment - convertible debt	2,848,158	-
Totals	$5,481,672	$-

The fair value at the commitment and re-measurement dates for the Company’s derivative liabilities were based upon the following management assumptions as March 31, 2016:

	Commitment Date	Re-measurement Date
Expected dividends	0%	0%
Expected volatility	220%	257%
Expected term	2 years	1.51-1.67 years
Risk free interest rate	0.58% - 0.94%	0.73-%-0.73%

NOTE 9. DEBT DISCOUNT

The Company recorded the debt discount to the extent of the gross proceeds raised, and expensed immediately the remaining fair value of the derivative liability, as it exceeded the gross proceeds of the note.

The Company recorded derivative income of $89,358 and $0 for the three months ended March 31, 2016 and 2015 respectively and a derivative expense of $4,614,094 and $0 for the nine-months ended March 31, 2016 and 2015.

Accumulated amortization of derivative discount amounted to $192,663 as of March 31, 2016 and $0 for the year ended June 30, 2015.

NOTE 10. DEBT ISSUE COST

Balance- June 30, 2015	$46,129
Amortization	(46,129)
Balance- March 31, 2016	-

The Company recorded amortization expense of $14,379 and $0 for the three months ended March 31, 2016 and 2015, respectively and $46,129 and $0 for the nine months ended March 31, 2016 and 2015, respectively.

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

Pursuant to the terms of the Share Exchange Agreement, as of the Effective Date, we agreed to issue 38,037,120 shares of our unregistered common stock to the shareholders of Klear Kapture in exchange for 10,000 shares of its common stock, representing 100% of its issued and outstanding common stock in the Share Exchange. As part of the Share Exchange, we purchased 107,261,000 shares of our common stock from our former executive officers and directors for a price of approximately $ 0.00318 per share (an aggregate of $345,000). Upon the Effective Date, Klear Kapture became a wholly owned subsidiary of our company and our pro-forma shares of common stock outstanding giving effect to the repurchase of shares from our former executive officers and directors is 53,343,620. Robert Gruder who was appointed as our Chief Executive Officer and a Director in connection with the Share Exchange received 30,296,563 shares of our common stock in exchange for 7,965 shares of Klear Kapture’s common stock he previously owned. Mr. Gruder’s ownership of our common stock represents approximately 56.8% of our issued and outstanding shares of common stock.

Other than as part of the Share Exchange, there were no stock issuances for the nine month period ended March 31, 2016.

On April 20, 2016, the Company adopted the Life Clips, Inc. 2016 Stock and Incentive Plan under which the Company may issue nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock grants and units, performance units and awards of cash. A maximum of 20,000,000 shares of common stock may be issued under the plan, representing in excess of 35% of the number of the Company's currently outstanding shares. Awards under the plan will be made at the discretion of the Board of Directors, although no awards have been made to date. Accordingly, the Company cannot currently determine the amount of awards that will be made under the plan.

NOTE 12. PRO FORMA FINANCIAL DATA

On the Effective Date, the Company entered into and closed the Share Exchange Agreement with Klear Kapture in an effort to expand its current line of business. Klear Kapture has developed a body camera and an auditable software solution suitable for use by law enforcement that it intends to produce, market and sell. Following the closing of the Share Exchange Agreement, elected to continue Klear Kapture’s historical business and proposed business and have entered into a services agreement with our former executive officers and directors to operate our film marketing, distribution and production video and APP development businesses pursuant to the terms of the Services Agreement. However, we no longer intend to operate the pre-transaction business of the Company.

In accordance with S-X Rule 8-03(b)(4), the following tables present the pro forma data that reflects revenue, income from continuing operations, net income, net income attributable to the registrant and income per share for the current interim period and the corresponding interim period of the preceding fiscal year as though the transaction occurred at the beginning of the periods.

For the nine months ended March 31, 2016	Life Clips Inc f/k/a Blue Sky Media Corp		Klear Kapture, Inc	Pro Forma Adjustment		Pro Forma Combined Total
Revenue		$-	$534	$-		$534
Operating Loss		$-	$(365,515)	$-		$(365,515)
Net Loss		$-	$(5,239,226)	$ (161,029	) A	$(5,400,255)
Net income attributable to the registrant		$-	$(5,239,226)	$(161,029)		$(5,400,255)
Earnings per share	$	**	$(0.07)	$-		$(0.10)

** Less than $0.01

For the nine months ended	Life Clips Inc f/k/a Blue Sky		Pro Forma		Combined
March 31, 2015	Media Corp	Klear Kapture, Inc.	Adjustment		Total
Revenue	$-	$1,952	$-		$1,952
Operating (Loss)	$-	$(635,439)	$ (10,260	) B	$(645,699)
Net (Loss)	$-	$(635,439)	$ (192,937	) C	$(828,376)
Net income attributable to the registrant	$-	$(635,439)	$(192,937)		$(828,376)
Earnings per share	$ **	$(0.02)	$-		$ **

** Less than $0.01

A	Subsequently issue 3.85% interest Convertible Notes for $617,577.88
B	Subsequently issued 3,190,000 shares of common stock, with a fair market value of $10,260, in exchange for consulting services.
C	In addition to item B, the Company subsequently issue 3.85% interest Convertible Notes for $617,577.88

NOTE 13. SUBSEQUENT EVENTS

The Company follows the guidance in Section 855-10-50 of the FASB Accounting Standards Codification for the disclosure of subsequent events. The Company will evaluate subsequent events through the date of issuance of the financial statements.

The Company has been developing new retail products aimed at the compact action camera market. The Company anticipates releasing its first new camera product in the fourth fiscal quarter. These products are expected to be the Company’s flagship products. Subsequently, the Company’s working capital will be devoted to the manufacturing and introduction of these cameras and respective App software. The Company can make no assurances to the actual release date and commercial success of the products.

On April 27, 2016, the Company issued an additional convertible promissory note to Susannah Forest, the holder of an existing outstanding convertible note. The new note, from which the Company received $300,000 in gross proceeds, has a maturity date of November 30, 2017 and bears interest at 10% per annum. Like the previous note issued to this purchaser, the outstanding and unpaid principal and interest under the note is convertible at any time into shares of common stock of the Company. The conversion price is the amount equal to 75% of the volume weighted average price of the Company’s common stock for a 5-day period prior the conversion date. On May 13, 2016, the Company issued a new convertible promissory note to Edgestone Associates, Inc., from which the Company will receive $700,000 in gross proceeds when the full consideration is paid by the purchaser, and which has a maturity date of May 13, 2017 and bears interest at 10% per annum. The outstanding and unpaid principal and interest under this note is also convertible at any time into shares of common stock of the Company. The conversion price is the amount equal to 50% of the lowest intraday trading price during the 20-day period prior the conversion date. The number of shares into which the debt under each note is convertible is determined by dividing the amount of the debt being converted by the purchase price.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Unless we specify otherwise, all references in this Quarterly Report to the “Company,” “our,” “we” and “us” refer to Life Clips, Inc. In addition to statements of current and historical fact, this Quarterly Report on Form 10-Q contains forward-looking statements. The words “forecast,” “will,” “intend,” “anticipate,” “project,” “expect,” “should,” “believe” and similar expressions are intended to identify forward-looking statements. Although we believe that we have a reasonable basis for each forward-looking statement contained in this Quarterly Report, we caution you that these statements are based on a combination of facts and factors currently known by us and our projections of the future, about which we cannot be certain. These forward-looking statements involve known and unknown risks, uncertainties, assumptions and other factors, including those discussed in “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as in our financial statements, related notes and the other information appearing elsewhere in this Quarterly Report and our other filings with the Securities and Exchange Commission (the “SEC”), which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Accordingly, all forward-looking statements should be evaluated with an understanding of their inherent uncertainty. Except as required by law, we assume no obligation to publicly update or revise these forward-looking statements for any reason, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.

Overview

We were incorporated in Wyoming on March 20, 2013 and our principal business is providing consumers with an alternative way to capture, manage, support, share, broadcast and enjoy situational life experiences. We do this by enabling people to capture photos or videos either with single or multiple perspectives of an event during compelling life moments. Our core business is to allow individuals to capture and use content. To this end, we develop hardware and software solutions to provide individuals a rugged device which allows consumers to record and take pictures in situations where mobile devices would be prone to breakage. The device can then help users with managing, sharing and enjoying engaging content. We sell to consumers and plan to extend our offerings to specific industries such as law enforcement and fire professionals. Prior to October 2, 2015, when we acquired Klear Kapture, Inc., a Delaware corporation (“Klear Kapture”), our name was “Blue Sky Media Corporation,” and our principal business was developing, financing, producing and distributing motion pictures and related entertainment products.

While the Company is actively developing its products and taking steps to build a market for such products, the Company recently delayed the release of its first camera product, which is now expected to occur in the fourth fiscal quarter. Firmware issues prevented the Company from releasing the camera in a timely manner. The Company’s first camera product will be an action camera that we will sell at what we believe to be reasonable-to-low retail prices. The next release cameras are expected to offer live streaming and be able to film the same event simultaneously to get two perspectives of that event. The Company believes that multiple views and live streaming will be positive features of the camera based on trends in the internet and video segments, but non-acceptance by retailers would have a significant material adverse impact on continuing operations.

On May 2, 2015, the Company entered into a letter of intent to purchase all of the equity securities of Batterfly Energy, Ltd. (“Batterfly Energy”). Batterfly Energy is an Israel-based company whose flagship product is the Mobeego disposable one-time use battery for mobile phones. The battery is also expected to work with all models of the Company’s cameras, and currently works with GoPro™ model action cameras. The Mobeego battery was introduced in November 2015 and is now distributed in 14 countries. Following our acquisition of Batterfly Energy, the Company anticipates expanding distribution of the Mobeego battery in the U.S. and worldwide, although the Company cannot give any assurances that the parties will be successful in negotiating a binding, definitive acquisition agreement or that the transaction will close. Business, legal and financial due diligence will be required before any binding, definitive acquisition agreement is executed, and additionally, once executed, the completion of the acquisition will be subject to customary closing conditions, a number of which may not be within the Company’s control and which may prevent, delay or otherwise materially adversely affect the completion of the transaction. We cannot predict with certainty whether and when any of the required closing conditions will be satisfied or if another uncertainty may arise.

Accordingly, because sales of the Company’s camera have not yet commenced and the Company has not yet completed the acquisition of Batterfly Energy, the Company has not had any meaningful sales or other revenue-generating activity since the transaction with Klear Kapture in October of 2015, other than limited online sales of Klear Kapture’s remaining, pre-transaction action camera inventory. Klear Kapture had only a limited inventory of its action camera on hand prior to its acquisition by Life Clips, and the product is no longer in production. This limits the comparability of the Company’s operating results during the past three and nine months to the corresponding periods during the prior fiscal year. The Company is focusing its efforts on these products for the success of continued operations.

Our common stock is quoted for trading on the OTC Pink under the symbol “LCLP.” Our principal executive offices are located at 233 S. Sharon Amity Rd., Suite 201, Charlotte, NC 28211. Our telephone number is (800) 292-8991.

Critical Accounting Policies and Significant Estimates

This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” is based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported revenue and expenses during the reporting periods. On an ongoing basis we evaluate our estimates and judgements related to the fair value of the debt conversion liability, software development costs and product development expense. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which forms the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Results of Operations

For the three months ended March 31, 2016 and 2015, we had gross revenues of $534 and $1,930, respectively, derived primarily from limited online sales of Klear Kapture’s remaining, pre-transaction action camera inventory. For the nine months ended March 31, 2016 and 2015, we had gross revenues of $534 and $1952, respectively derived from limited online sales of Klear Kapture’s remaining, pre-transaction action camera inventory.

Total operating expenses for the three months ended March 31, 2016 were $163,627 compared with $626,738 for the three months ended March 31, 2015, a decrease of 73.89%. Total operating expenses for the nine months ended March 31, 2016 were $366,049 compared with $636,310 for the nine months ended March 31, 2015, a decrease of 42.47%. As previously disclosed, in connection with the completion of the share exchange transaction with Klear Kapture, the Company believed that continuing to operate its existing line of business was not in the best interests of its shareholders. New management decided to change the primary focus of the business to continuing development of Klear Kapture’s concepts of an innovative state-of-the-art action camera set. Operating expenses, other than compensation paid with stock, therefore increased significantly during the three and nine months ended March 31, 2016 compared to the prior year due to software and design costs associated with the development of the camera products, including adding new employees. Compensation paid with stock totaled $578,943 for the three month period ended March 31, 2015 and $581,943 for the nine month period ended March 31, 2015, whereas during the three and nine month periods ended March 31, 2016, the Company incurred no expenses for compensation paid with stock.

As discussed above, the Company delayed releasing its first camera until the fourth fiscal quarter, and is therefore continuing to expend funds in readying the product for release. Additionally, the Company recently entered into a letter of intent to purchase Batterfly Energy, with the purpose of expanding Batterfly Energy’s distribution of its battery product in the U.S. and worldwide. Both the purchase of Batterfly energy and the expansion of its product distribution network will require significant expenditures. Accordingly, the magnitude of our future operating expenses will be dependent on the nature and timing of the expansion of distribution of the Mobeego disposable battery product (which is itself dependent on our ability to timely and efficiently close on the purchase of Batterfly Energy) and the release of the Life Clips action camera models, but in any case, we expect operating expenses to continue to increase over the next several fiscal quarters. Additionally, the Company is subject to relatively high start-up costs for a small company due to its status as a publicly-traded entity, and that is expected to continue. Specifically the legal, accounting, auditing, stock transfer agents and other professional services we require in order for us to comply with applicable regulatory rules are a significant portion of our operating expenses. For this reason, professional fees for the three and nine month periods ended March 31, 2016 were $30,908 and $52,341 respectively.

Net loss for the three months ended March 31, 2016 was $194,215 as compared to net loss of $625,889 at March 31, 2015, a decrease of 68.97%. Net loss for the nine months ended March 31, 2016 was $5,239,226 as compared to net loss of $635,439 at March 31, 2015, an increase of 724.50%. The decreased net loss for the three months ended March 31, 2016 as compared to the three months ended March 31, 2015 is primarily due to $578,983 expensed in January 2015 of compensation paid with stock. The increased net loss for the nine months ended March 31, 2016 as compared to the nine months ended March 31, 2015 was primarily due to calculations of SFAS 123R which requires that companies use a fair value method to value stock options and other forms of share-based payments and recognize the related compensation expense in calculating net earnings. SFAS 123R applies to all companies that have issued stock options and other stock-based compensation, whether the firm is a large public company with actively traded, liquid stock, a public company whose stock is thinly traded, or a private company.

We have not achieved profitability since our inception and we expect to continue to incur significant net losses for the near future. We expect our losses to continue as we complete the engineering and design of the Company’s first action camera and complete our purchase of Batterfly Energy. We are subject to all of the risks pertinent to the development of new products and we may encounter unforeseen expenses, delays and other unknown factors that may harm our business.

For the three months ended March 31, 2016 and 2015, the Company had interest expenses of $12,175 and $0, respectively. During the nine months ended March 31, 2016 and 2015, the Company had interest expenses of $20,824 and $0, respectively. The Company experienced this significant increase in interest expense as a result of the convertible promissory notes issued by the Company since the October 2015 transaction with Klear Kapture. See Note 7 to the Company’s unaudited financial statements as of and for the three and nine months ended March 31, 2016 included in this Quarterly Report for a discussion of the Company’s outstanding convertible debt. The Company issued the various promissory notes in negotiated transactions with individual non-related third parties, and the notes bear interest at rates ranging from 3.85% to 10%. The purpose of these note issuances was to raise working capital for the Company, and the Company plans to raise additional working capital via additional note sales or equity sales to ensure that it will have enough cash to fund its primary operations for the next twelve (12) months. The issuance of additional debt may cause our interest expense to increase in future fiscal quarters, which, if not offset by increased revenue, may have a material adverse effect on our results of operation.

Liquidity and Capital Resources

As of March 31, 2016 the Company had cash on hand of $17,867, compared to $2,644 at June 30, 2015, an increase of 575.76%. The Company’s cash was generated from a series of convertible note issuances to non-related third parties. The Company plans to raise additional working capital via additional note or equity sales to ensure that it will have enough cash to fund its primary operation for the next twelve (12) months.

As of March 31, 2016, the Company had total current assets of $66,269 and total assets of $158,762, compared to total current assets of $5,357 and total assets of $45,957, as of June 30, 2015, an increase of 1,137.05% and 245.46%, respectively. This increase was due to an increase in cash and cash equivalents and because the increase in inventories in current assets and investment in additional software development are recorded as fixed assets.

As of March 31, 2016, the Company had total current liabilities of $65,954, compared to total current liabilities of $42,937 at June 30, 2015, an increase of 53.6%, which was principally derived from the issuance of a series of convertible notes issued to non-related third parties, an outstanding note payable and various accrued expenses. Because the Company’s plans to raise additional working capital may involve the issuance of additional debt instruments, the Company’s total current liabilities may increase substantially over the next several fiscal quarters.

As of March 31, 2016, the Company had total shareholder’s deficit of $5,581,527, compared to total shareholder’s equity of $3,020 at June 30, 2015, a decrease of 184,918.77%, which principally resulted from a large derivative liability due to calculations of SFAS 123R which requires that companies use a fair value method to value stock options and other forms of share-based payments and recognize the related compensation expense in calculating net earnings.

The Company has no agreements in place with its shareholders, officer and director or with any third parties to fund operations beyond the end of the Company’s March 31, 2016 period ended. The Company has not negotiated nor has available to it any other third party sources of liquidity.

Cash flows used in operating activities for the nine month period ended March 31, 2016 were $420,462 compared to $632,331 to the nine months period ended March 31, 2015, a decrease of 33.51%, primarily attributable to a $269,924 smaller loss from operations for the nine month period ended March 31, 2016 than March 31, 2015 and the effect of the calculations required by SFAS 123R on the Balance Sheet and the Statement of Operations for the nine month period ended March 31, 2016.

Cash flows used in investing activities totaled $51,892 for the nine month period ended March 31, 2016 and $9,600 for the nine month period ended March 31, 2015, an increase of 440.54%, primarily attributable to the increased investment in product software development for the nine month period ended March 31, 2016.

Cash flows provided by financing activities totaled $487,577 for the nine month period ended March 31, 2016 and $651,945 for the nine month period ended March 31, 2015, a decrease of 25.21%, primarily attributable to the issuance of various promissory notes to individual, non-related third parties to raise working capital less the repurchase of the common stock of Blue Sky Media Corporation and a $35,000 loan repayment for the period ended March 31, 2016. For the nine month period ended March 31, 2015 financing consisted of issuance of common stock and related additional paid in capital of Klear Kapture.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our chief executive officer and chief financial officer are responsible for establishing and maintaining our disclosure controls and procedures. Disclosure controls and procedures means controls and other procedures that are designed to ensure that information we are required to disclose in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that information required to be disclosed by us in those reports is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our chief executive officer and chief financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of March 31, 2016. Based on that evaluation, our chief executive officer and chief financial officer have concluded that, as of the evaluation date, such controls and procedures were not effective.

Changes in internal controls

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1 A. Risk Factors

Smaller reporting companies are not required to provide the information required by this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

Please see Note 6 to the financial statements included in item 1 to this Quarterly Report Form 10-Q, which is incorporated herein by this reference.

Item 4. Mining Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

Number	Exhibit

3.1	Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the registrant’s Form 8-K filed on April 21, 2016)

3.2	Bylaws (incorporated by reference to Exhibit 3.3 to the registrant’s Form S-1 filed on September 19, 2014)

10.1	Life Clips, Inc. 2016 Stock and Incentive Plan (incorporated by reference to Exhibit 10.1 to the registrant’s Form 8-K filed on April 21, 2016)

31.1*	Certification of the Chief Executive Officer, as the principal executive officer and the principal financial officer, pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted in accordance with section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of the Chief Executive Officer, as the principal executive officer and the principal financial officer, under 18 U.S.C. Section 1350, as adopted in accordance with Section 906 of the Sarbanes-Oxley Act of 2002

* Filed Herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 16, 2016	LIFE CLIPS, INC.

	By:	/s/ Robert Gruder
Robert Gruder,
Chief Executive Officer

