Form 10-K
period 2016-06-30
Life Clips, Inc.
filed 2016-10-14
CIK 1604930

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2016

Commission File No. 333-213129

LIFE CLIPS, INC.

(Exact Name of Issuer as specified in its charter)

Wyoming	46-2378100
(State or other jurisdiction	(IRS Employer
of incorporation)	File Number)

233 S. Sharon Amity Road Suite 201
Charlotte, NC	28211
(Address of principal executive offices)	(zip code)

(800) 292-8991

(Registrant’s telephone number, including area code)

Securities to be Registered Pursuant to Section 12(b) of the Act: None

Securities to be Registered Pursuant to Section 12(g) of the Act:

Common Stock, $0.001 per share par value

Indicate by check mark if registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ] No [X].

Indicate by check mark if registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes [  ] No [X].

Indicate by check mark whether the registrant (1) has filed all Reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes: [X] No: [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files. Yes [X] No [  ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K is contained in this form and no disclosure will be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “small reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes [  ] No [X].

The market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter was $4,816,414.

As of October 14, 2016, registrant had outstanding 70,836,334 shares of common stock.

FORM 10-K

LIFE CLIPS, INC.

For purposes of this report, unless otherwise indicated or the context otherwise requires, all references herein to “Life Clips”, “the Company”, “we,” “us,” and “our,” refer to Life Clips, Inc., a Wyoming corporation.

Forward-Looking Statements

The following discussion contains forward-looking statements regarding us, our business, prospects and results of operations that are subject to certain risks and uncertainties posed by many factors and events that could cause our actual business, prospects and results of operations to differ materially from those that may be anticipated by such forward-looking statements. Factors that may affect such forward-looking statements include, without limitation: our ability to successfully develop new products and services for new markets; the impact of competition on our revenues, changes in law or regulatory requirements that adversely affect or preclude clients from using us for certain applications; delays our introduction of new products or services; and our failure to keep pace with our competitors.

When used in this discussion, words such as “believes”, “anticipates”, “expects”, “intends” and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. We undertake no obligation to revise any forward-looking statements in order to reflect events or circumstances that may subsequently arise. Readers are urged to carefully review and consider the various disclosures made by us in this report and other reports filed with the Securities and Exchange Commission that attempt to advise interested parties of the risks and factors that may affect our business.

PART I

Item 1. DESCRIPTION OF BUSINESS.

General Information about Our Company

Life Clips, Inc. was incorporated under the laws of Wyoming on March 20, 2013 as Blue Sky Media Corporation. The Company was in the business of developing, production and distributing motion pictures. On November 3, 2015, the Company changed its name to Life Clips, Inc.

On October 2, 2015, the Company completed a stock merger and exchange agreement with Klear Kapture, Inc. Pursuant to the terms of the Share Exchange Agreement, the Company agreed to issue 38,037,120 shares of its unregistered common stock to the shareholders of Klear Kapture in exchange for 10,000 shares of its common stock, representing 100% of its issued and outstanding common stock. As part of the Share Exchange, the Company purchased 107,261,000 shares of our common stock from its former executive officers and directors for a price of $345,000. Upon the effective date of the transaction, Klear Kapture became a wholly owned subsidiary of Life Clips.

On June 10, 2016, we entered into a Stock Purchase Agreement with Batterfly Energy Ltd., and all of the shareholders of Batterfly. On July 11, 2016, the transaction closed.

On September 22, 2016, Life Clips, Inc. entered into a Trademark License Agreement with HP, Inc. Pursuant to the Agreement, the Company has been granted a sublicense to use, reproduce and display the HP® trademarks in various territories on HP® Branded Products, which are products that HP® has approved for sale and distribution. The Agreement requires the Company to no longer sell the Life Clips branded cameras or accessories to eliminate channel conflict or confusion. Therefore, the Company will focus its efforts on creating best in class HP branded products and accessories.

On January 25, 2016, the Company effected a 11 for 1 forward stock split of its common stock.

Pursuant to our articles of incorporation, we are authorized to issue 320,000,000 shares of common stock, each having a par value of $0.001, with each share of common stock entitled to one vote for all matters on which a shareholder vote is required or requested. We are also authorized to issue 20,000,000 shares of Preferred Stock, of which no shares have been designated to any class, and no shares are currently issued or outstanding.

Products

Our core products will be the HP® branded action cameras, 360 cameras, dash cameras and still cameras. In addition, due to our Mobeego acquisition, we will sell Mobeego batteries.

Batteries

Mobeego consists of a one-time use, non-rechargeable, battery and a special, reusable phone adapter (plug) which are is small device that includes the charging control circuity as well as a specific male connector that matches user device’s female connector. The Company will sell Mobeego in two manners:

(1)	Sets including a specific adapter and one or two emergency batteries

(2)	Refill Batteries

(3)	6 pack of Batteries

(4)	set including an adapter and one emergency battery for Action cameras such as Life Clips’ action camera.

The Battery (Energy Unit):

The Energy Unit consists of a custom designed plastic casing, shaped as a small can of energy drink, hosting a powerful lithium battery. The energy “can” has a rail used to connect it to the adapter through a rail connection. This unit is designed to be seen as the “energy drink for the mobile devices”. It is for a single use, non-rechargeable.

Adapter

The adapter is a small plastic device that connects to the Battery through 2 connectors and to the mobile device through the specific connector on user’s cellphone, which could be Lightning or Deck for iPhones, micro-USB for Android devices, Blackberries and others. The Adapter features an On/Off switch and a LED to indicate when is charging. Within the adapter, there is a smart, electronic charging circuit on a circuit board.

Sales

We plan to sell our products through retailers directly and through distributors. We are focused on building close relationships with our retailers and distributors, educating our partners’ sales forces about our products, working with them to merchandise our products in a compelling manner in-store, as well as providing consumers with informative and convenient ecommerce experiences at retail partner websites.

Direct sales

In addition to our international sales, we plan to sell directly to large and small retailers in the United States, directly to some retail outlets.

●	Independent specialty retailers. We plan to use a network of location-based independent manufacturer representatives to sell our products to independent specialty retailers focused on action sports markets. Our representatives provide highly personalized service to these retailers, including assisting with product mix planning, channel marketing and in-store merchandising, taking orders and providing clinics to educate retail sales personnel about Life Clips products. We also have an internal, regionally focused sales team that provides a secondary level of service to both the manufacturer representatives and the independent specialty retailers.

●	Big box retailers. We plan to try and sell to large retailers with a national presence, including Amazon.com, Inc., Best Buy, Target Corporation and Wal-Mart, Inc. We hope our internal sales teams and our consulting relationships will allow entry into these stores.

●	Mid-market retailers. We plan to sell to retailers with a large regional or national presence, often focused on specific verticals such as consumer electronics, sporting goods, military, hunting and fishing and motor sports, which we refer to as our “mid-market” channel.

●	Ecommerce channel. We sell our full line of products directly to consumers around the world through our online store at klearkapture.com. We will drive consumers to our website through online and offline advertising, as well as marketing promotions carried out at tradeshows and sponsored events.

Distribution

The Company’s sales strategy is to distribute its HP® branded products, as well as the Mobeego products worldwide through a series of distributors and representatives. The Company will also sell online on its website and to a selected few direct retail accounts. However, the Company is relying on its distribution relationships to grow and maintain revenues. Our target stores are typically chains that have established relationships with known distributors and representatives.

Growth Strategy

The Company is focused on the marketing of the HP® branded products as well as the Mobeego products in the United States as well as internationally.

Competition, competitive position in the industry and methods of competition

The photo and video hardware and software industry, as well as the battery industry are highly competitive. The Company faces intense competition from very large, international corporations, as well as from local and national companies. In addition, the Company faces competition from well-known companies that have large market share.

The intensity of competition in the future is expected to increase and no assurance can be provided that the Company can sustain its market position or expand its business.

Many of the Company’s current and potential competitors are well established and have longer operating histories, significantly greater financial and operational resources, and name recognition than the Company has. However, we believe that with our new Mobeego product and access to distributors, it will give us the ability to sell our photo and video products using the same methodsas the Mobeego product, and we will be able to generate sales and compete in the industry.

Status of any publicly announced new product or service

None.

Organization

The Company is comprised of one parent corporation, Life Clips, Inc., as well as its wholly owned subsidiary, Batterfly Energy, Ltd.

Employees

As of June 30, 2016, we had four full time employees.

Patents and Trademarks

The Company currently has a United States trademark, Serial Number 86888487, for Life Clips. The Company, pursuant to the Batterfly acquisition, now also holds a United States trademark, Serial Number 79172000 for Mobeego, a patent in China, number 201630018307.4, as well as two patents in Israel, numbers 002743724-0001 and 002743724-0002. Any encroachment upon the company’s proprietary information, including the unauthorized use of its brand name, the use of a similar name by a competing company or a lawsuit initiated either by our Company or against our Company for infringement upon proprietary information or improper use of a trademark, may affect our ability to create brand name recognition, cause customer confusion and/or have a detrimental effect on its business due to the cost of defending any potential litigation related to infringement. Litigation or proceedings before the U.S. or International Patent and Trademark Offices may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets and/or to determine the validity and scope of the proprietary rights of others. Any such litigation or adverse proceeding could result in substantial costs and diversion of resources and could seriously harm our business operations and/or results of operations.

Government Approval

The camera and battery industries, may be regulated at the federal levels, both in terms of health and safety concerns, as well as product quality. Operation of the Company’s business requires various licenses, permits and approvals. The Company currently holds all applicable licenses and permits to operate its business, and will continue to hold all applicable permits and licenses to continue operating its business and running its marketplace. In addition, Company will also ensure compliance with any additional licensing requirements that are required on an ongoing basis.

Government and Industry Regulation

The Company will be subject to local and international laws and regulations that relate directly or indirectly to its operations, such as the Securities Act of 1933, the Securities and Exchange Act of 1934, and Wyoming Corporation Law. It will also be subject to common business and tax rules and regulations pertaining to the operation of its business, such as the United States Internal Revenue Tax Code and the Wyoming State Tax Code, as well as international tax codes and shipping tariffs. The Company will also be subject to proprietary regulations such as United States Trademark and Patent Law as it applies to the intellectual property of third parties. The Company believes that the effects of existing or probable governmental regulations will be additional responsibilities of the management of the Company to ensure that the Company is in compliance with securities regulations as they apply to the Company’s products as well as ensuring that the company does not infringe on any proprietary rights of others with respect to its products. The Company will also need to maintain accurate financial records in order to remain complaint with securities regulations as well as any corporate tax liability it incurs.

Research and Development

During the year ended June 30, 2016, the Company spent $49,499 on the development of its products. We believe that we will continue to incur research and development expenses, specifically related to our branded products and Mobeego products.

Environmental Compliance

We believe that we are not subject to any material costs for compliance with any environmental laws.

How to Obtain our SEC Filings

Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and any amendments to these reports, are available on our website at www.lifeclips.com, as soon as reasonably practicable after we file these reports electronically with, or furnish them to, the Securities and Exchange Commission (“SEC”). Except as otherwise stated in these reports, the information contained on our website or available by hyperlink from our website is not incorporated into this Annual Report on Form 10-K or other documents we file with, or furnish to, the SEC.

Our investor relations department can be contacted at our principal executive office located at 233 S. Sharon Amity Road, Suite 201, Charlotte, NC 28211. Our telephone number is (800)-292-8991.

Item 1A. RISK FACTORS

Not required for a Smaller Reporting Company.

ITEM 1B. Unresolved Staff Comments.

None.

ITEM 2. PROPERTIES.

The Company’s operations are currently being conducted out of the Company’s offices located at 233 S. Sharon Amity Road, Suite 201, Charlotte, NC 28211. The Company’s office space is being rented for a price of $1,642.71 per month. The Company considers the current principal office space to be adequate and will reassess its needs based upon the future growth of the Company.

ITEM 3. LEGAL PROCEEDINGS.

We are not a party to any material legal proceedings, nor is our property the subject of any material legal proceeding.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock is quoted on the OTCQB, under the symbol “LCLP”. Our common stock was initially listed on the OTCQB on December 15, 2015. On February 19, 2016, we effected a 11 for 1 forward stock split of our common stock.

The following table sets forth the range of high and low bid prices of our common stock as reported and summarized on the OTCQB, as applicable, for the periods indicated. These prices are based on inter-dealer bid and asked prices, without markup, markdown, commissions, or adjustments and may not represent actual transactions.

Calendar Quarter	High		Low
2014 First Quarter	$	N/A	$	N/A
2014 Second Quarter	$	N/A	$	N/A
2014 Third Quarter	$	N/A	$	N/A
2014 Fourth Quarter	$	N/A	$	N/A
2015 First Quarter	$	N/A	$	N/A
2015 Second Quarter	$	N/A	$	N/A
2015 Third Quarter	$	N/A	$	N/A
2015 Fourth Quarter		$0.20		$0.20
2016 First Quarter		$0.20		$0.20
2016 Second Quarter		$0.64		$0.54
2016 Third Quarter		$0.2024		$0.17

Holders

As of October 14, 2016, there were 64 record holders of our common stock, and there were 70,836,334 shares of our common stock outstanding.

Penny Stock Rules

The Securities and Exchange Commission has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system).

A purchaser is purchasing penny stock which limits the ability to sell the stock. The shares offered by this prospectus constitute penny stock under the Securities and Exchange Act. The shares will remain penny stocks for the foreseeable future. The classification of penny stock makes it more difficult for a broker-dealer to sell the stock into a secondary market, which makes it more difficult for a purchaser to liquidate his/her investment. Any broker-dealer engaged by the purchaser for the purpose of selling his or her shares in us will be subject to Rules 15g-1 through 15g-10 of the Securities and Exchange Act. Rather than creating a need to comply with those rules, some broker-dealers will refuse to attempt to sell penny stock.

The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, to deliver a standardized risk disclosure document, which:

a.	contains a description of the nature and level of risk in the market for penny stock in both public offerings and secondary trading;

b.	contains a description of the broker’s or dealer’s duties to the customer and of the rights and remedies available to the customer with respect to a violation of such duties or other requirements of the Securities Act of 1934, as amended;

c.	contains a brief, clear, narrative description of a dealer market, including “bid” and “ask” price for the penny stock and the significance of the spread between the bid and ask price;

d.	contains a toll-free telephone number for inquiries on disciplinary actions;

e.	defines significant terms in the disclosure document or in the conduct of trading penny stocks; and

f.	contains such other information and is in such form (including language, type, size and format) as the Securities and Exchange Commission shall require by rule or regulation;

The broker-dealer also must provide, prior to effecting any transaction in a penny stock, to the customer:

a.	the bid and offer quotations for the penny stock;

b.	the compensation of the broker-dealer and its salesperson in the transaction;

c.	the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and

d.	monthly account statements showing the market value of each penny stock held in the customer’s account.

In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written acknowledgment of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a written suitability statement. These disclosure requirements will have the effect of reducing the trading activity in the secondary market for our stock because it will be subject to these penny stock rules. Therefore, stockholders may have difficulty selling their securities.

Dividend Policy

We have not previously declared or paid any dividends on our common stock and do not anticipate declaring any dividends in the foreseeable future. The payment of dividends on our common stock is within the discretion of our board of directors. We intend to retain any earnings for use in our operations and the expansion of our business. Payment of dividends in the future will depend on our future earnings, future capital needs and our operating and financial condition, among other factors that our board of directors may deem relevant. We are not under any contractual restriction as to our present or future ability to pay dividends.

Recent Sales of Unregistered Securities

On December 7, 2015, the Company entered into a Securities Purchase Agreement and 10% Secured Convertible Promissory Note with an unaffiliated third party. The note was in a principal amount of $250,000, and is convertible a price equal to seventy-five percent (75%) of the Volume Weighted Average Price (“VWAP”) for the five day period prior to the conversion date, with a minimum exercise price based on a $3,000,000 total market value of the Company and a maximum exercise price based on a $20,000,000 total market value of the Company.

On April 22, 2016, the Company entered into a 10% Convertible Promissory Note with an unaffiliated third party. The note was in a principal amount of $25,000, and is convertible a price equal to seventy-five percent (75%) of the VWAP for the five day period prior to the conversion date, with a minimum exercise price based on a $3,000,000 total market value of the Company and a maximum exercise price based on a $20,000,000 total market value of the Company.

On April 22, 2016, the Company entered into a 10% Convertible Promissory Note with an unaffiliated third party. The note was in a principal amount of $50,000, and is convertible a price equal to seventy-five percent (75%) of the VWAP for the five day period prior to the conversion date, with a minimum exercise price based on a $3,000,000 total market value of the Company and a maximum exercise price based on a $20,000,000 total market value of the Company.

On April 27, 2016, the Company entered into an Amended Securities Purchase Agreement and 10% Secured Convertible Promissory Note with an unaffiliated third party. The note was in a principal amount of $250,000, and is convertible a price equal to seventy-five percent (75%) of the Volume Weighted Average Price (“VWAP”) for the five day period prior to the conversion date, with a minimum exercise price based on a $3,000,000 total market value of the Company and a maximum exercise price based on a $20,000,000 total market value of the Company.

On May 13, 2016, the Company entered into a 10% Convertible Promissory Note with an unaffiliated third party. The note was in a principal amount of $700,000, and is convertible a price equal to fifty percent (50%) of the lowest trading price during the twenty trading day period prior to the date of conversion.

On July 14, 2016 the Company issued a promissory note to an unaffiliated third party, in an amount of $30,000. The note has a maturity date of October 14, 2016 and bears interest at 5% per annum.

On July 21, 2016 the Company issued a convertible promissory note to an unaffiliated third party, in an amount of $75,000. The note has a maturity date of March 30, 2017 and bears interest at 10% per annum. The outstanding and unpaid principal and interest under the note is convertible at any time into shares of common stock of the Company. The conversion price is the amount equal to 75% of the volume weighted average price of the company’s common stock for a 5-day period prior to the conversion date.

On September 22, 2016 the Company issued a convertible promissory note to an unaffiliated third party, in an amount of $225,000. The note has a maturity date of April 7, 2017 and bears interest at 10% per annum. The outstanding and unpaid principal and interest under this note is also convertible at any time into shares of common stock of the company. The conversion price is $0.35 per share, subject to a minimum market capitalization provision.

ITEM 6. SELECTED FINANCIAL DATA

A smaller reporting company is not required to provide the information in this Item.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with the section entitled “Selected Financial Data” and our financial statements and related notes included elsewhere in this Information Statement. Some of the information contained in this discussion and analysis or set forth elsewhere in this Information Statement, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. See “Cautionary Note Regarding Forward-Looking Statements.” Our actual results may differ materially from those described below. You should read the “Risk Factors” section of this Information Statement for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Overview

Life Clips, Inc. was incorporated under the laws of Wyoming on March 20, 2013 as Blue Sky Media Corporation. The Company was in the business of developing, production and distributing motion pictures. On November 3, 2015, the Company changed its name to Life Clips, Inc.

On October 2, 2015, the Company completed a stock merger and exchange agreement with Klear Kapture, Inc. Pursuant to the terms of the Share Exchange Agreement, the Company agreed to issue 38,037,120 shares of its unregistered common stock to the shareholders of Klear Kapture in exchange for 10,000 shares of its common stock, representing 100% of its issued and outstanding common stock. As part of the Share Exchange, the Company purchased 107,261,000 shares of our common stock from its former executive officers and directors for a price of $345,000. Upon the effective date of the transaction, Klear Kapture became a wholly owned subsidiary of Life Clips.

On June 10, 2016, we entered into a Stock Purchase Agreement with Batterfly Energy Ltd., and all of the shareholders of Batterfly. On July 11, 2016, the transaction closed.

On September 22, 2016, Life Clips, Inc. entered into a Trademark License Agreement with HP, Inc. Pursuant to the Agreement, the Company has been granted a sublicense to use, reproduce and display the HP® trademarks in various territories on HP® Branded Products, which are products that HP® has approved for sale and distribution.

On January 25, 2016, the Company effected a 11 for 1 forward stock split of its common stock.

Pursuant to our articles of incorporation, we are authorized to issue 320,000,000 shares of common stock, each having a par value of $0.001, with each share of common stock entitled to one vote for all matters on which a shareholder vote is required or requested. We are also authorized to issue 20,000,000 shares of Preferred Stock, of which no shares have been designated to any class, and no shares are currently issued or outstanding.

Limited Operating History; Need for Additional Capital

There is little historical financial information about us on which to base an evaluation of our performance. To date, we have generated minimal revenues from operations. We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources, and possible cost overruns due to increases in the cost of services. To become profitable and competitive, we must receive additional capital. We have no assurance that future financing will materialize. If that financing is not available we may be unable to continue operations.

Overview

The following Management’s Discussion and Analysis (“MD&A”) or Plan of Operations includes the following sections:

●	Plan of Operations

●	Results of Operations

●	Liquidity and Capital Resources

●	Capital Expenditures

●	Going Concern

●	Critical Accounting Policies

●	Off-Balance Sheet Arrangements

Plan of Operations

We plan to manufacture and sell HP® branded products pursuant to our license agreement with HP®, as well as the newly acquired Mobeego products internationally using the current Mobeego distributors.

How We Generate Revenue

We expect to recognize revenues in accordance with the guidelines of the Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin (“SAB”) No. 104 “Revenue Recognition”.

Under SAB 104, four conditions must be met before revenue can be recognized: (i) there is persuasive evidence that an arrangement exists, (ii) delivery has occurred or service has been rendered, (iii) the price is fixed or determinable, and (iv) collection is reasonably assured.

General and administrative expenses consisted of professional service fees, and other general and administrative overhead costs. Expenses are recognized when incurred.

Depending on the extent of our future growth, we may experience significant strain on our management, personnel, and information systems. We will need to implement and improve operational, financial, and management information systems. In addition, we are implementing new information systems that will provide better record-keeping, customer service and billing. However, there can be no assurance that our management resources or information systems will be sufficient to manage any future growth in our business, and the failure to do so could have a material adverse effect on our business, results of operations and financial condition.

Results of Operations

For the Years ended June 30, 2016 and June 30, 2015

The Company generated $534 in revenue for the year ended June 30, 2016, which compares with revenue of $2,783 for the year ended June 30, 2015. Our revenues decreased during the year ended June 30, 2016 due to a decrease in the sales of our products, which were limited to only online sales.

Cost of Goods Sold for the year ended June 30, 2016 were $71,903, which compares with Cost of Goods Sold of $1,513 for the year ended June 30, 2015. The increase in our cost of goods sold was related to expenses for the development of our products.

Operating expenses, which consisted of finance costs, payroll expenses, product development expenses, professional fees, consulting fees, marketing expenses, software fees and support, travel and general and administrative expenses, for the year ended June 30, 2016, were $2,182,543. This compares with operating expenses for the year ended June 30, 2015 of $714,204. The increase in operating expenses for the year ended June 30, 2016 is related to a increases in all of our operating expenses, with the most notable increases being related to payroll, product development, professional fees and software fees and support costs,

As a result of the foregoing, we had a net loss of $19,713,550 for the year ended June 30, 2016. This compares with a net loss for the year ended June 30, 2015 of $737,805. The increase in our net loss is primarily due to an increase in our expenses for the year ended June 30, 2016 coupled with a decrease in our gross profit.

In its audited financial statements as of June 30, 2016, the Company was issued an opinion by its auditors that raised substantial doubt about the ability to continue as a going concern based on the Company’s current financial position. Our ability to achieve and maintain profitability and positive cash flow is dependent upon our ability to successfully develop and market our products and our ability to generate revenues.

The Company anticipates introducing its new HP branded products in the first quarter of 2016. The new products are two compact action cameras targeted to retail audiences. The new cameras will have what we believe are unique features such as IR for night recording, live streaming, and two cameras that can film the same event simultaneously to get two perspectives of that event. The Company believes that multiple views and live streaming would be positive features of the camera based on trends in the Internet and video segments. The Company is focusing its efforts on these products for the success of continued operations. Non-acceptance by retailers would have a significant impact on continuing operations.

Liquidity and Capital Resources

As of June 30, 2016 we had cash or cash equivalents of $469,233. As of June 30, 2015 we had cash or cash equivalents of $2,644.

Net cash used in operating activities was $895,989 for the year ended June 30, 2016. This compares to net cash used in operating activities of $132,361 for the year ended June 30, 2015. The increase in our net cash used in operating activities for the year ended June 30, 2016 was primarily due to a substantial increase in our net loss from $737,805 to $19,713,550.

Cash flows used in investing activities was $240,000 for the year ended June 30, 2016, as compared to $0 for the year ended June 30, 2015. The increase in our cash used in investing activities was due to our acquisition of Batterfly.

Cash flows provided by financing activities was $1,602,578 for the year ended June 30, 2016, which compares to cash flows provided by financing activities of $135,000 for the year ended June 30, 2015. The increase in our cash flows provided by financing activities for the year ended June 30, 2016 was due to an increase in proceeds from convertible notes.

We have no present agreements or commitments with respect to any material acquisitions of other businesses, products, product rights or technologies or any other material capital expenditures. However, we will continue to evaluate acquisitions of and/or investments in products, technologies, capital equipment or improvements or companies that complement our business and may make such acquisitions and/or investments in the future. Accordingly, we may need to obtain additional sources of capital in the future to finance any such acquisitions and/or investments. We may not be able to obtain such financing on commercially reasonable terms, if at all. Due to the ongoing global economic crisis, we believe it may be difficult to obtain additional financing if needed. Even if we are able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing, or cause substantial dilution for our stockholders, in the case of equity financing.

Stock Transactions

On January 19, 2015, the Company received $50,000 cash from equity fund raising.

Pursuant to a consulting agreement with a non-related third party, we issued 3,190,000 shares on October 2, 2015 for a price of approximately $0.00318 per share (an aggregate of $10,150).

On October 2, 2015, the Company completed a stock merger and exchange agreement with Klear Kapture. Pursuant to the terms of the Share Exchange Agreement, the Company agreed to issue 38,037,120 shares of its unregistered common stock to the shareholders of Klear Kapture in exchange for 10,000 shares of its common stock, representing 100% of its issued and outstanding common stock. As part of the Share Exchange, the Company purchased 107,261,000 shares of our common stock from its former executive officers and directors for a price of $345,000. Upon the effective date of the transaction, Klear Kapture became a wholly owned subsidiary of Life Clips.

On June 10, 2016, we entered into a Stock Purchase Agreement with Batterfly, and all of the shareholders of Batterfly. On July 11, 2016, the transaction closed. As part of the transction the Company issued 10,000,000 shares to the Batterfly shareholders, with 5,000,000 shares being issued to the Batterfly shareholders at closing, and the remaining 5,000,000 shares being held in escrow, to be released 50% on the one year anniversary of the closing, and 50% on the date that the Company has sold an aggregate of 1,000,000 units of Batterfly’s products.

Stuart Posner, Wayne Thomas, and Charles Adelson were appointed as directors on August 29, 2016. Each of Mr. Posner, Mr. Thomas and Mr. Adelson shall receive a total of 1,000,000 stock options, with 250,000 of the options vesting as of August 29, 2016, and the remaining 750,000 options vesting equally over each subsequent 90 day period for three consecutive 90 day periods.

Stock Incentive Plan

On April 20, 2016, the Company approved the Life Clips, Inc. 2016 Stock and Incentive Plan (“the Plan”). The Plan provides for the granting of nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock grants and units, performance units and awards, and cash. The Plan allows for an issuance of a maximum of 20,000,000 shares of common stock, with awards made at the discretion of the board of directors. No awards have been made to date. The Company plans to issue stock options in the future to executive officers and directors, including the Company’s sole officer and director, Robert Gruder.

Asset Purchase Agreement

On October 2, 2015, the Company completed a stock merger and exchange agreement with Klear Kapture, Inc. (“Klear Kapture”). Pursuant to the terms of the Share Exchange Agreement, the Company agreed to issue 38,037,120 shares of its unregistered common stock to the shareholders of Klear Kapture in exchange for 10,000 shares of its common stock, representing 100% of its issued and outstanding common stock. As part of the Share Exchange, the Company purchased 107,261,000 shares of our common stock from its former executive officers and directors for a price of $345,000. Upon the effective date of the transaction, Klear Kapture became a wholly owned subsidiary of Life Clips.

The Company issued 30,296,563 restricted common shares to Robert Gruder in exchange for 7,965 shares of Klear Kapture common stock pursuant to the acquisition of Klear Kapture by the Company, as described in the Form 8-K filed on October 8, 2015. The issuance was an isolated transaction not involving a public offering pursuant to Section 4(2) of the Securities Act of 1933.

On June 10, 2016, we entered into a Stock Purchase Agreement with Batterfly Energy Ltd., and all of the shareholders of Batterfly. The transaction closed on July 11, 2016. Under the terms of the Purchase Agreement, the Company acquired all of the outstanding capital stock of Batterfly in exchange for consideration in the form of:

(i)	$1,000,000 in cash, of which $450,000 will be payable at closing, with the remainder paid in installments on the dates that are 12 months and 16 months after the closing;

(ii)	a promissory note and stock pledge agreement to be issued by the Company payable to the Batterfly Shareholders in the amount of $500,000;

(iii)	10,000,000 shares to the Batterfly shareholders, with 5,000,000 shares being issued to the Batterfly shareholders at closing, and the remaining 5,000,000 shares being held in escrow, to be released 50% on the one year anniversary of the closing, and 50% on the date that the Company has sold an aggregate of 1,000,000 units of Batterfly’s products; and

(iv)	quarterly payments of cash, up to an aggregate amount of $2,000,000, based on the number of Batterfly’s products sold by the Company after the closing date of the Acquisition.

Capital Expenditures

Other Capital Expenditures

We expect to incur research and development costs, as well as marketing expenses in connection with the expansion of our business.

Fiscal year end

Our fiscal year end is June 30.

Going Concern

Our independent auditors have added an explanatory paragraph to their audit opinion issued in connection with our financial statements. We had net losses of $19,713,550 and $737,805 for the years ended June 30, 2016 and 2015.

We believe that the actions presently being taken to further implement its business plan and generate revenues provide the opportunity for us to continue as a going concern. While we believe in the viability of our strategy to generate revenues and in its ability to raise additional funds, there can be no assurances to that effect. Our ability to continue as a going concern is dependent upon our ability to further implement our business plan and generate revenues.

The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

Critical Accounting Policies

The Commission has defined a company’s critical accounting policies as the ones that are most important to the portrayal of our financial condition and results of operations and which require us to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, we have identified the critical accounting policies and judgments addressed below. We also have other key accounting policies that are significant to understanding our results.

The following are deemed to be the most significant accounting policies affecting us.

Use of Estimates

The preparation of these financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the financial statements and the reported amounts of net sales and expenses during the reported periods. Actual results may differ from those estimates and such differences may be material to the financial statements. The more significant estimates and assumptions by management include among others: property and equipment, foreign currency transactions and translations, and common stock valuation. The current economic environment has increased the degree of uncertainty inherent in these estimates and assumptions.

Income Taxes

We account for income taxes under an asset and liability approach. This process involves calculating the temporary and permanent differences between the carrying amounts of the assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The temporary differences result in deferred tax assets and liabilities, which would be recorded on our balance sheets in accordance with ASC 740, which established financial accounting and reporting standards for the effect of income taxes. We must assess the likelihood that its deferred tax assets will be recovered from future taxable income and, to the extent we believe that recovery is not likely, we must establish a valuation allowance. Changes in our valuation allowance in a period are recorded through the income tax provision on the statement of operations.

From the date of our inception we adopted ASC 740-10-30. ASC 740-10 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements and prescribes a recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Under ASC 740-10, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Additionally, ASC 740-10 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. As a result of the implementation of ASC 740-10, we recognized no material adjustment in the liability for unrecognized income tax benefits.

Non-Cash Equity Transactions

Shares of equity instruments issued for non-cash consideration are recorded at the fair value of the consideration received based on the market value of services to be rendered, or at the value of the stock given, considered in reference to contemporaneous cash sale of stock.

Fair Value of Financial Instruments

We apply the provisions of accounting guidance, FASB Topic ASC 825 that requires all entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value, and defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. As of March 31, 2015 and December 31, 2015, the fair value of accounts payable approximated carrying value due to the short maturity of the instruments, quoted market prices or interest rates which fluctuate with market rates.

Recent Accounting Pronouncements

In June 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-10, “Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation.” This ASU removes the definition of a development stage entity from the ASC, thereby removing the financial reporting distinction between development stage entities and other reporting entities from GAAP. In addition, the ASU eliminates the requirements for development stage entities to (1) present inception-to-date information in the statements of operations, cash flows, and stockholders’ equity, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage. In addition, ASU 2014-10 requires an entity that has not commenced principal operations to provide disclosures about the risks and uncertainties related to the activities in which the entity is currently engaged and an understanding of what those activities are being directed toward. This ASU is effective for annual reporting periods beginning after December 15, 2014, and interim periods therein. Early adoption is permitted. We have elected to adopt this ASU and its adoption resulted in the removal of previously required development stage disclosures. Adoption of this ASU did not impact our financial position, operations or cash flows.

Future Contractual Obligations and Commitment

We incur contractual obligations and financial commitments in the normal course of our operations and financing activities. Contractual obligations include future cash payments required under existing contracts, such as debt and lease agreements. These obligations may result from both general financing activities and from commercial arrangements that are directly supported by related operating activities.

As of June 30, 2016, we have no future contractual obligations or commitments, other than our HP® License Agreement.

Off-Balance Sheet Arrangements

As of March 31, 2016, we have not entered into any transaction, agreement or other contractual arrangement with an entity unconsolidated under which it has:

●	a retained or contingent interest in assets transferred to the unconsolidated entity or similar arrangement that serves as credit;

●	liquidity or market risk support to such entity for such assets;

●	an obligation, including a contingent obligation, under a contract that would be accounted for as a derivative instrument; or

●	an obligation, including a contingent obligation, arising out of a variable interest in an unconsolidated entity that is held by, and material to us, where such entity provides financing, liquidity, market risk or credit risk support to or engages in leasing, hedging, or research and development services with us.

Inflation

We do not believe that inflation has had a material effect on our results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

A smaller reporting company is not required to provide the information in this Item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Life Clips, Inc.

Index to Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of

Life Clips, Inc.

We have audited the accompanying balance sheets of Life Clips, Inc. (the “Company”) as of June 30, 2016 and 2015, and the related statements of operations, stockholders’ (deficit) and cash flows for the years ended June 30, 2016 and 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of their internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by the management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 2016 and 2015, and the results of its operations, changes in stockholders’ (deficit) and cash flows for the years ended June 30, 2016 and 2015 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has a net loss and negative cash flows from operations, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters also are described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 15 to the financial statements, the 2015 financial statements have been restated to correct a misstatement.

/s/ L&L CPAS, PA
L&L CPAS, PA
Certified Public Accountants
Cornelius, North Carolina
The United States of America
October 14, 2016

LIFE CLIPS, INC.

BALANCE SHEETS

(Audited)

	June 30, 2016	June 30, 2015
	(Restated)	(Restated)
ASSETS

Current assets
Cash	$469,233	2,644
Due from related party		2,713
Total current assets	469,233	5,357

Other Assets
Deposit	240,000
Total current assets	$240,000	-

Total assets	$709,233	$5,357

LIABILITIES AND SHAREHOLDERS’ DEFICIT

Current liabilities
Accounts Payable	162,759
Accrued Expense	48,476	4,066
Note Payable (net of discount of $681,047 and $46,129, respecively)	$108,953	$38,871
Payroll Tax Liabilities	8,195	-
Derivative liabilities	1,518,085

Total Current Liabilities	1,846,468	42,937

Long Term Liabilities
Derivative Liabilities	18,625,104	-
Convertible Notes Payable (Net of debt discount of $908,466)	334,112	-
Total Long Term Liabilities	18,959,216	-

Total Liabilities	20,805,684	42,937

Shareholders’ (deficit)
Preferred stock, ($0.001 par value; 20,000,000 shares authorized, no shares were issued and outstanding).	-	-
Common stock, ($0.001 par value; 320,000,000 shares authorized, 53,332,576 and 38,037,120 shares issued and outstanding as of June 30, 2016 and June 30, 2015, respectively).	53,333	38,037
Additional paid in capital	304,666	665,283
Accumulated deficit	(20,454,450)	(740,900)
Total shareholders’ (deficit)	(20,096,452)	(37,580)

Total liabilities and shareholders’ (deficit)	$709,232	$5,357

The accompanying notes are an integral part of these financial statements.

LIFE CLIPS, INC.

STATEMENTS OF OPERATIONS

For the years ended June 30, 2016 and 2015

(Audited)

	June 30, 2016	June 30, 2015
		(Restated)
Revenues
Revenues	$534	$2,783
Cost of goods sold	71,903	(1,513)
Gross profit	(71,369)	1,270
Operating costs:
Finance Costs	33,935	-
Payroll Expense	184,201	-
Product Development Expense	49,599	-
Professionsl Fees	478,537	13,523
Consulting fee	670,317	2,500
Marketing expense	10,364	34,577
Software Fees and Support	646,980	44,598
Travel	37,987	16,569
Other general and administrative expenses	70,622	602,437
Total operating costs	2,182,543	714,204
(Loss) from operations	(2,253,912)	(712,934)
Other income (expense)
Interest expense	(49,615)	-
Amortization of Debt Discount	(487,402)	(24,871)
Loss on Derivative	(16,922,622)	-
Total Other Income (Expense)	(17,459,639)	(24,871)
(Loss) before income taxes	(19,713,550)	(737,805)
Provision for income taxes	-	-
Net (loss)	$(19,713,550)	$(737,805)
Basic earnings per share	(0.40)	(0.02)
Weighted average number of common shares outstanding	49,435,410	38,037,120

The accompanying notes are an integral part of these financial statements.

LIFE CLIPS, INC.

STATEMENT OF STOCKHOLDERS’ (DEFICIT)

FOR THE YEARS ENDED JUNE 30, 2016 AND 2015

	Common		Additional		Total
	Stock		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	(Deficit)
Balances as of June 30, 2014	38,037,120	38,037	(34,937)	(3,095)	5
Equity compensation	-	-	579,000	-	579,000
Imputed interest	-	-	220	-	220
Equity with notes payable	-	-	71,000	-	71,000
Equity financing	-	-	50,000	-	50,000
Net loss for the year ended June 30, 2015 (restated)				(737,805)	(737,805)
Balances as of June 30, 2015	38,037,120	38,037	665,283	(740,900)	(37,580)
Reorganization due to recapitalization	119,366,500	119,367	(129,838)		(10,471)
Shares cancelled in reverse re-capitalization	(107,261,000)	(107,261)	(237,739)		(345,000)
Shares issued for consulting service	3,190,000	3,190	6,960		10,150
Net Loss for the year ended June 30, 2016				(19,713,550)	(19,713,550)
Balances as of June 30, 2016	53,332,620	53,333	304,666	(20,454,450)	(20,096,451)

The accompanying notes are an integral part of these financial statements.

LIFE CLIPS, INC.

STATEMENTS OF CASH FLOWS

FOR THE YARS ENDED JUNE 30, 2016 AND 2015

(AUDITED)

	June 30, 2016	June 30, 2015
		(Restated)
Cash flows from operating activities:
Net (loss)	$(19,713,550)	$(737,805)
Accounts Receivable		-
Accounts Payable		-
Equity compensation	1,199,933	579,000
Changes in derivative liabilities	16,922,622	-
Imputed interest	-	200
Amorization of Debt discount	487,402	24,871
Adjustments to reconcile Net Income to Net Cash provided by operations:	-	-
Due from related party	2,713	(2,713)
Accounts payable	162,759
Accrued expense	33,938	4,086
Payroll tax liabilities	8,195	-
Net cash (used in) operating activities	(895,989)	(132,361)

Cash flows from investing activities:
Developed software	-	-
Other - Batterfly Energy Ltd	(240,000)	-
Net cash (used in) provided by investing activities	(240,000)	-

Cash flows from financing activities:
Repurchased of common stock	(345,000)	-
Issuance of common stock for cash	-	50,000
Proceeds from note payable - related party	-	85,000
Repayment of note payable- related party	(85,000)	-
Proceed from convertible notes payables	2,032,578	-
Net cash provided by financing activities	1,602,578	135,000

Net cash increased in cash	466,589	2,639

Cash at beginning of period	2,644	5

Cash at end of period	$469,233	$2,644

Supplemental Disclosures of cash flow information:
Cash paid for:
Interest	$11,791	$-
Income taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

Life Clips, Inc.

(f/k/a Blue Sky Media Corp)

Footnotes to Financial Statements June 30, 2016

NOTE 1. ORGANIZATION AND OPERATIONS

Business and basis of presentation – Life Clips, Inc. (the “Company”) was incorporated under the laws of Wyoming on March 20, 2013 as Blue Sky Media Corporation. On November 3, 2015, the Company changed its name to Life Clips, Inc. to more accurately reflect its business after a merger set forth below.

On October 2, 2015, the Company completed a stock merger and exchange agreement with Klear Kapture, Inc. Pursuant to the terms of the Share Exchange Agreement, the Company agreed to issue 38,037,120 shares of its unregistered common stock to the shareholders of Klear Kapture in exchange for 10,000 shares of its common stock, representing 100% of its issued and outstanding common stock. As part of the Share Exchange, the Company purchased 107,261,000 shares of our common stock from its former executive officers and directors for a price of $345,000. Upon the effective date of the transaction, Klear Kapture became a wholly owned subsidiary of Life Clips.

On June 10, 2016, we entered into a Stock Purchase Agreement with Batterfly Energy Ltd., and all of the shareholders of Batterfly. On July 11, 2016, the transaction closed.

On September 22, 2016, Life Clips, Inc. entered into a Trademark License Agreement with HP, Inc. Pursuant to the Agreement, the Company has been granted a sublicense to use, reproduce and display the HP® trademarks in various territories on HP® Branded Products, which are products that HP® has approved for sale and distribution. Due to the license agreement, the Company no longer manufactures and sells its own branded products.

On January 25, 2016, the Company effected a 11 for 1 forward stock split of its common stock.

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

Intangible Asset – The Company is developing software. The development cost through June 30, 2016 has totaled $70,450. The software has an infinite useful life and will be tested annually for impairment.

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

Common Stock – On December 15, 2015, the Company filed Articles of Amendment to authorize 320,000,000 shares of common stock, to change the par value to $0.001 and to execute a 11:1 forward stock split. All common stock and per share data for the period presented in this Quarterly Report on Form 10-K have been adjusted to give effect to the forward stock split.

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

NOTE 3. UNCERTAINTY OF ABILITY TO CONTINUE AS A GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying financial statements, the Company has minimal revenues, net accumulated losses since inception and a shareholders’ deficit of $(20,096,452). These factors raise doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on management funding operating costs and the successful production and sales release of the Life Clips camera. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 4. RELATED PARTY TRANSACTIONS

At June 30, 2016 and June 30, 2015, a major shareholder owed the Company $-0- and $2,713, respectively.

NOTE 5. INTANGIBLE ASSETS

The Company is developing software. The development cost for the years ended June 30, 2016 and 2015 are $646,980 and 44,598, respectively. The software have been written off during the annually impairment test.

	June 30, 2016	June 30, 2015

Software	$646,980	$44,598
Less: Impairment Charges	(646,980)	(44,598)
Less: Accumulated Amortization	—	—
Software - net	$-0-	$-0-

NOTE 6. NOTES PAYABLE

At June 30, 2016 and June 30, 2015 the Company had notes payable in the amount of $0 and $85,000, respectively.

NOTE 7. CONVERTIBLE DEBT AND WARRANTS

The Company has recorded derivative liabilities associated with convertible debt instruments and warrants, as more fully discussed at Note 8.

(A) Convertible Debt

On October 2, 2015, the Company completed an offering of its 3.85% Convertible Promissory Notes (the “3.85% Notes”) in the aggregate principal amount of $617,578 and on December 7, 2015 the Company completed an offering of its 10% Convertible Promissory Notes (the “10% Notes”) in the aggregate principal amount of $250,000 (the “10% Notes”, and together with the 3.85% Notes, each a “Note” and collectively, the “Notes”), as applicable, with certain “accredited investors” (the “Investors”), as defined under Regulation D, Rule 501 of the Securities Act. The entire aggregate principal amount of the Notes of $867,578 was outstanding as of June 30, 2016, such amount being exclusive of securities converted into the Notes separate from the offering of the Notes. Pursuant to the offering of the Notes, the Company received $617,578 and $250,000 in net proceeds on October 2, 2015 and December 7, 2015, respectively.

In addition to the terms customarily included in such instruments, the Notes began accruing interest on the date that each Investor submitted the principal balance of such Investor’s Note, with the interest thereon becoming due and payable on the two-year anniversary of said date. Upon a default of the Notes, the interest rate will increase to 18%. The principal balance of each Note and all unpaid interest will become due and payable twenty-four (24) months after the date of issuance. The Notes may be prepaid with or without a penalty depending on the date of the prepayment. The principal and interest under the 3.85% Notes are converted at $ $0.026. The principal and interest under the 10% Notes are convertible into shares of the Company’s common stock at 75% times the Volume Weighted Average Price for a 5 days period prior to the conversion date as quoted on the OTC market and pursuant to the terms of a Security Purchase Agreement, dated as of October 2, 2015 and December 7, 2015, as applicable, by and between the Company and each Investor.

In connection with the Notes Offering, the Company entered into Registration Rights Agreements, each dated as of October 2, 2015 and December 7, 2015 and each by and between us and each of the Investors.

The company entered into convertible notes with seven third party accredited investors from December 2015 to June 2016. In addition to the terms customarily included in such instruments, the Notes began accruing interest on the date that each Investor submitted the principal balance of such Investor’s Note, with the interest thereon becoming due and payable on terms specified in said date (see below). Interest rates range from 5% to 10% and are due at various dates from August 2016 to March 2018. These notes are convertible at any time by the investor, prior to the note principal and interest being repaid at rates ranging from $0.375 to $0.44 per share, subject to change due to a ratchet feature contained in most of the notes.

Issue Date	Maturity Date	Interest rate	Interest rate (default)	Principal
12/7/2015	11/30/2017	10.00%	10%	250,000.00
2/4/2016	8/4/2016	5.00%	na	15,000.00
4/26/2016	3/30/2018	10.00%	18%	25,000.00
4/26/2016	3/30/2018	10.00%	18%	50,000.00
4/27/2016	3/30/2018	10.00%	18%	300,000.00
5/13/2016	5/13/2017	10.00%	22%	700,000.00
6/14/2016	5/30/2017	10.00%	18%	75,000.00
Total Additional Convertible Notes after October 2, 2016				1,415,000.00

(B) Terms of Debt

The debt carries interest between 3.85% and 10%, and is due in October 2017 and March 2018.

All convertible debt in connection with the Notes Offering are convertible at $0.026 and $0.44/share (on June 30, 2016), however, the Notes include a “ratchet feature”, which allows for a lower offering price based on market prices.

(C) Future Commitments

At June 30, 2016, the Company has outstanding convertible debt of $2,032,578 which is payable within the next twenty-one months.

(D) Warrants

The Company issued four warrants dated from February to May 2016. Two of the warrants are related to consulting agreements and two are related to convertible note holders. All warrants issued during the year ended December 31, 2016 were accounted for as derivative liabilities, as the warrants were not held on reserve at and therefore tainted. See Note 8. No warrants were issued exercised during the year ended June, 2016. The details are:

Purpose of	Issue	Number Shares	Warrant	Period Warrants
Warrant Issuance	Date	Common Stock	Exercise Price	Exercisable
Consulting Services	2/22/2016	2,600,000	$0.001	2/22/2016 to 2/22/2019
Website design and Digital	3/10/2016	1,916,500	$0.001	3/10/2016 to 3/10/2019
Locker app development

Investor Incentive	4/27/2016	625,000	$0.400	4/27/2016 to 3/30/2018
Investor Incentive	5/13/2016	350,000	$0.400	5/13/2016 to 5/13/2019
Total		5,491,500

NOTE 8. DERIVATIVE LIABILITIES

The Company identified conversion features embedded within convertible debt and warrants issued in the year ended June 30, 2016. The Company has determined that the features associated with the embedded conversion option, in the form a ratchet provision, should be accounted for at fair value, as a derivative liability, as the Company cannot determine if a sufficient number of shares would be available to settle all potential future conversion and warrant transactions.

As a result of the application of ASC No. 815, the fair value of the ratchet feature related to convertible debt and warrants is summarized as follow:

	June 30, 2016	June 30, 2015
Fair value at the commitment date - convertible debt	$6,142,583	$-
Fair value at the commitment date - warrants	1,541,236	-
Fair value mark to market adjustment - convertible debt	10,641,842	-
Fair value mark to market adjustment - warrants	1,817,529	-
Totals	$20,143,189	$-

The fair value at the commitment and re-measurement dates for the Company’s derivative liabilities were based upon the following management assumptions as June 30, 2016:

	Commitment Date	Re-measurement Date
Expected dividends	0%	0%
Expected volatility	220%	261%
Expected term	0.5 to 3 years	0.10-2.87 years
Risk free interest rate	0.43%-1.11%	0.36%- 0.71%

NOTE 9. CONVERTIBLE DEBT - NET

The Company recorded the debt discount to the extent of the gross proceeds raised, and expensed immediately the remaining fair value of the derivative liability, as it exceeded the gross proceeds of the note.

The Company recorded debt discount of $2,030,783 and $46,129 for the year ended June 30, 2016 and 2015.

Accumulated amortization of debt discount amounted to $441,270 and $0 for the year ended June 30, 2016 and 2015. The Company recorded amortization expense of the debt issuance cost of $46,129 and $0 for the year ended June 30, 2016 and 2015, respectively.

	June 30, 2016	June 30, 2015
Balance Prior Year	85,000	-
Proceeds	$2,032,578	85,000
Repayments	(85,000)	-
Less: gross Debt Discount recorded	(2,076,912)	(46,129)
Add: Amortization of Debt Discount	487,399	-
Less Current portion	(108,953)	(38,871)
Long-Term Convertible Debt	$334,112	-

NOTE 11. EQUITY

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

On December 15, 2015, the Company filed Articles of Amendment to authorize 320,000,000 shares of common stock, par value $0.001 per share, to authorize 20,000,000 share of preferred stock, par value $0.001 per share, and to execute a 11:1 forward stock split. All common stock and per share date for the period presented in this Annual Report on Form 10-K has been adjusted to give effect to the forward stock split.

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

Other than as part of the Share Exchange, there were no stock issuances for the twelve month period ended June 30, 2016.

On April 20, 2016, the company adopted the Life Clips, Inc. 2016 Stock and Incentive Plan under which the Company may issue nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock grants and units, performance units and awards of cash. A maximum of 20,000,000 shares of common stock may be issued under the plan, representing in excess of 35% of the number of the Company’s currently outstanding shares. Awards under the plan will be made at the discretion of the Board of Directors, although no awards have been made to date. Accordingly, the Company cannot currently determine the amount of awards that will be made under the plan.

The Company has issued four warrants dated from February to May 2016. Two of the warrants are related to consulting agreements and two are related to convertible note holders. The details are:

Purpose of	Issue	Number Shares	Warrant	Period Warrants
Warrant Issuance	Date	Common Stock	Exercise Price	Exercisable
Consulting Services	2/22/2016	2,600,000	$0.001	2/22/2016 to 2/22/2019
Website design and Digital	3/10/2016	1,916,500	$0.001	3/10/2016 to 3/10/2019
Locker app development

Investor Incentive	4/27/2016	625,000	$0.400	4/27/2016 to 3/30/2018
Investor Incentive	5/13/2016	350,000	$0.400	5/13/2016 to 5/13/2019
Total		5,491,500

NOTE 16. SUBSEQUENT EVENTS

The Company follows the guidance in Section 855-10-50 of the FASB Accounting Standards Codification for the disclosure of subsequent events. The company will evaluate subsequent events through the date of the issuance of the financial statements.

On July , 2016, Life Clips, Inc. (the “Company”) completed the Stock Purchase Agreement (the “Purchase Agreement”) with Batterfly Energy Ltd., an Israel-based corporation that develops and distributes a single-use, cordless battery for use with cellular phones and other mobile devices (“Batterfly”), and all of the shareholders of Batterfly (the “Batterfly Shareholders”). Under the terms of the Purchase Agreement, the Company will acquire all of the outstanding capital stock of Batterfly (the “Acquisition”) in exchange for consideration in the form of:

(i)	$1,000,000 in cash, of which $450,000 will be payable at closing, with the remainder paid in installments on the dates that are 12 months and 16 months after the closing;

(ii)	a promissory note and stock pledge agreement to be issued by the Company payable to the Batterfly Shareholders in the amount of $500,000 (the “Promissory Note”);

(iii)	10,000,000 shares of the Company’s common stock, of which 5,000,000 will be issued to the Batterfly Shareholders at closing, with part of the remainder issued on the one-year anniversary of the closing and the other part of the remainder issued on the date that the Company has sold an aggregate of 1,000,000 units of Batterfly’s products after closing; and

(iv)	quarterly payments of cash, up to an aggregate amount of $2,000,000, based on the number of Batterfly’s products sold by the Company after the closing date of the Acquisition.

The shares of the Company’s common stock to be issued at closing and at the specified periods thereafter will be offered and sold in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”), and Regulation S promulgated under the Securities Act. To that effect, each Batterfly Shareholder has represented to the Company in the Purchase Agreement that he or she is a not a “U.S. Person” (as defined by Regulation S), is not acquiring the Company’s shares for the account or benefit of a U.S. Person and will only resell the shares under Regulation S, an effective registration statement under the Securities Act or an available exemption from registration under the Securities Act.

The Purchase Agreement contains customary representations and warranties regarding the Batterfly Shareholders, Batterfly and the Company, and Batterfly has agreed to customary covenants including, among others, covenants relating to (i) the conduct of Batterfly’s business in the ordinary course during the interim period between the execution of the Purchase Agreement and the consummation of the Acquisition and (ii) Batterfly’s non-solicitation obligations relating to alternative business combination transactions. The closing of the Acquisition, which the Company expects to occur in the next 20 days, is subject to various customary closing conditions, including, without limitation, the representations and warranties of each party being true and correct as of the closing date, consulting agreements between the Company and the two principal shareholders of Batterfly being executed and delivered, the absence of any governmental orders prohibiting the transaction and the approval of the tax treatment for the Acquisition being sought by Batterfly Shareholders by the Israeli tax authorities.

The Purchase Agreement may be terminated under certain circumstances, including (i) upon material breach of any covenant or agreement, if uncured after ten days’ notice, (ii) if satisfaction of any closing condition becomes impossible, (iii) if a non-appealable governmental order prohibiting the Acquisition is issued, (iv) by mutual consent or (v) if the closing of the Acquisition has not occurred by June 30, 2016.

The representations and warranties contained in the Purchase Agreement were made only for the purposes of the Purchase Agreement as of the specific dates therein, and were solely for the benefit of the parties to the Purchase Agreement. The representations and warranties contained in the Purchase Agreement may be subject to limitations agreed upon by the parties to the Purchase Agreement and are qualified by information in confidential disclosure schedules provided in connection with the signing of the Purchase Agreement which contain information that modifies, qualifies and creates exceptions to the representations and warranties. Moreover, certain representations and warranties in the Purchase Agreement may be subject to a standard of materiality provided for in the Purchase Agreement and have been used for the purpose of allocating risk among the parties, rather than establishing matters of fact. Investors should not rely on the representations, warranties and covenants or any descriptions thereof as characterizations of the actual state of facts or condition of the Company or Batterfly. Moreover, information concerning the subject matter of the representations and warranties may change after the date of the Purchase Agreement, which subsequent information may or may not be fully reflected in the Company’s public disclosures.

On July 11, 2016 5,000,000 Shares of the Company’s common stock were issued to the previous owners of Batterfly Energy LTD in conjunction with the Mobeego acquisition and an additional 5,000,000 were placed in reserve per terms of the purchase agreement.

On July 14, 2016 the Company issued a new promissory note to NUWA Group, LLC., from which the Company will receive $30,000 in gross proceeds when the full consideration is paid by the purchaser, and which has a maturity date of October 14, 2016 and bears interest at 5% per annum. This promissory note does not have a conversion feature. On July 21, 2016 the Company issued an additional convertible promissory note to Long Side Ventures, LLC, the holder of an existing outstanding convertible note. The new note, from which the Company received $75,000 in gross proceeds, has a maturity date of March 30, 2017 and bears interest at 10% per annum. Like the previous note issued to this purchaser, the outstanding and unpaid principal and interest under the note is convertible at any time into shares of common stock of the Company. The conversion price is the amount equal to 75% of the volume weighted average price of the company’s common stock for a 5-day period prior to the conversion date. On September 22, 2016 the Company issued a new convertible promissory note to St. George Investments, LLC, from which the Company will receive $225,000 in gross proceeds when the full consideration is paid by the purchaser, and which has a maturity date of April 7, 2017 and bears interest at 10% per annum. The outstanding and unpaid principal and interest under this note is also convertible at any time into shares of common stock of the company. The conversion price is $0.35 per share, subject to a minimum market capitalization provision. The number of shares into which the debt under each note is convertible is determined by dividing the amount of the debt being converted by the purchase price.

On August 1, 2016 500,000 shares were issued for compensation for investor relations consulting services.

On August 31, 2016 a warrant holder, elected to exercise the cashless exercise option included in the warrant in exchange for 2,593,247 shares as compensation for management consulting services.

On September 9, 2016 2,500,000 shares were issued in a conversion of a convertible note payable.

On September 20, 2016 a warrant holder, elected to exercise the cashless exercise option included in the warrant in exchange for 1,910,511 shares as compensation for website and software development.

On September 22, 2016, Life Clips, Inc. entered into a Trademark License Agreement (the “Agreement”) with HP, Inc. (“HP”). Pursuant to the Agreement, the Company has been granted a sublicense to use, reproduce and display the HP trademarks in various territories on HP Branded Products, which are products that HP has approved for sale and distribution. The territories included are the United States, Canada, Australia, New Zealand, Israel, 26 countries in Europe, five countries in Africa, and 38 countries in Latin America. The initial term of the agreement will last until December 31, 2019, and shall automatically renew for an additional two-year term, unless the Company provides written notice of non-renewal 180 days prior to the expiration of the initial term. As consideration for the sublicense, the Company shall pay to HP a cash fee of $250,000, consisting of $125,000 due on October 1, 2016 and $125,000 due on April 1, 2017. In addition to the cash payments, the Company shall also pay to HP royalties in amounts of 4% on Hardware for HP Branded Products, 10% on Accessories for HP Branded Products, and 10% on services for the HP Branded Products. The minimum royalties due to HP are $330,000 for the 2017 calendar year, $990,000 for the 2018 calendar year, $1,750,000 for the 2019 calendar year, and $500,000 per quarter during the renewal term, if applicable. The Trademark License Agreement is filed as Exhibit 10.1 to this current information report.

NOTE 13. Income Tax Provision

Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due. Deferred taxes relate to differences between the basis of assets and liabilities for financial and income tax reporting which will be either taxable or deductible when the assets or liabilities are recovered or settled.

At June 30, 2016, the Company has a net operating loss carry-forward of approximately $20,454,450 available to offset future taxable income expiring through 2035. Utilization of future net operating losses may be limited due to potential ownership changes under Section 382 of the Internal Revenue Code.

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on consideration of these items, management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a full valuation allowance as of June 30, 2016.

The effects of temporary differences that gave rise to significant portions of deferred tax assets at June 30, 2016 and June 30, 2015 are approximately as follows:

	June 30, 2016	June 30, 2015
Net operating loss carryforward	$20,454,450	$740,900
Gross Deferred Tax Assets	6,954,000	252,000
Less Valuation Allowance	(6,954,000)	(252,000)
Total Deferred Tax Assets – Net	-	-

There was no income tax expense for the years ended June 30, 2016 and 2015 due to the Company’s net losses

Note 14. Deposits

In June 2016, the Company entered into a Stock Purchase Agreement with Batterfly as described in Note 14. As part of the agreement, the Company paid a security deposit of $240,000.

ITEM 9. DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

We did not have any disagreements on accounting and financial disclosures with our present accounting firm during the reporting period.

ITEM 9A. CONTROLS AND PROCEDURES.

The Company’s management conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and Rule 15d-15(e) under the 1934 Act) pursuant to Rule 13a-15 under the 1934 Act. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports it files or submits under the 1934 Act is recorded, processed, summarized and reported on a timely basis and that such information is communicated to management and the Company’s board of directors to allow timely decisions regarding required disclosure.

Based on this evaluation, it has been concluded that the design and operation of our disclosure controls and procedures are not effective since the following material weaknesses exist:

●	Since inception our chief executive officer also functions as our chief financial officer. As a result, our officers may not be able to identify errors and irregularities in the financial statements and reports. There exists a lack of multiple levels of supervision and review.

●	We were unable to maintain full segregation of duties within our financial operations due to our reliance on limited personnel in the finance function. This control deficiency could result in a material misstatement that might have been prevented or detected by a segregation of duties.

●	Documentation of all proper accounting procedures is not yet complete.

To the extent reasonably possible given our limited resources, as financial resources become available we intend to take measures to cure the aforementioned weaknesses, including, but not limited to, the following:

●	Increasing the capacity of our qualified financial personnel to ensure that accounting policies and procedures are consistent across the organization and that we have adequate control over financial statement disclosures.

Inherent Limitations Over Internal Controls

Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations, including the possibility of human error and circumvention by collusion or overriding of controls. Accordingly, even an effective internal control system may not prevent or detect material misstatements on a timely basis. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Control Over Financial Reporting.

We have made no change in our internal control over financial reporting during the last year that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Attestation Report of the Registered Public Accounting Firm.

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this annual report on Form 10-K.

ITEM 9B. OTHER INFORMATION.

Nothing to report.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Set forth below are the names of the directors and officers of the Company, all positions and offices with the Company held, the period during which he has served as such, and the business experience during at least the last five years:

Name and Address	Age	Position(s)
Robert Gruder	58	Director,
		Chief Executive Officer
Stuart Posner	70	Director
Wayne Thomas	65	Director
Dr. Charles Adelson	39	Director

The above listed officers and directors are not involved, and have not been involved in the past five years, in any legal proceedings that are material to an evaluation of their ability or integrity.

DESCRIPTION

Background Information about Our Officers and Directors

Robert Gruder – Chief Executive Officer, Director

Robert Gruder was appointed to serve as the Company’s officer and director on October 2, 2015. Prior to being appointed, Mr. Gruder was the Chief Executive Officer of Klear Kapture which he founded in 2014 where he was responsible for designing, developing, and bringing new products to market, including the filing of patent applications for Klear Kapture’s camera technologies. Previous to founding Klear Kapture, Mr. Gruder served as Chief Executive Officer of Karbon Arms from 2010 to 2013, a provider of ‘less lethal’ electronic immobilization weapons to the law enforcement community. Prior, Mr. Gruder founded and served as Chief Executive Officer of Stinger Systems, Inc. from 2004 to 20010. Stinger Systems was a public company that provided less-lethal products to law enforcement, security and military markets. Prior to Stinger Systems, Mr. Gruder was Chief Executive Officer of Alydaar Software and Information Architects. Both software companies providing enterprise software solutions.. Mr. Gruder was chosen to serve as the Company’s officer and director due to his extensive business and executive experience.

Stuart Posner – Director

Mr. Posner is a Graduate of University of Baltimore 1969. Mr. Posner’s career began as an owner in a chain of family automobile dealerships, located in the states of Maryland and New York. Mr. Posner was formally a licensed mortgage broker and is now a licensed insurance agent in the State of Florida. Mr. Posner has extensive financial management experience working in large companies as well as smaller companies. Managing Partner for Eleven Years as Secretary and Treasurer of Investment Banking Group which he was responsible for all due diligence, accounting, reporting, budgeting treasury and administrative functions for the firm which was headquartered in Miami, Florida.

Wayne Thomas – Director

J. Wayne Thomas has over 30 years of experience building, growing and improving companies from small start-ups to multi-billion dollar technology corporations. For more than 20 years, he served in numerous executive capacities with emphasis in the CFO and COO roles to include ten years leading public companies. Mr. Thomas has a B.S. in Business from the University of Pennsylvania, and is a licensed Certified Public Accountant.

Dr. Charles Adelson – Director

Dr. Charles Adelson graduated from the University of Central Florida in Orlando, where he received a B.S. in Micro and Molecular Biology. Dr. Charles Adelson went on to receive his Doctor of Medical Dentistry at Nova Southeastern University’s School of Dental Medicine. He continued his studies there after completing a three-year postdoctoral surgical residency with extensive training in implant placement, periodontal s surgery, and regenerative bone therapy. Dr. Charles Adelson has participated in several medical missions sponsored by the Women of Hope. He traveled to both the inner cities and the rural areas of Jamaica, providing dental care to orphan children. In addition to dentistry and philanthropy Dr. Adelson is as well an experienced business man owning several commercial properties throughout South Florida.

Family Relationships

There are no family relationships among our directors and executive officers. No director or executive officer has been a director or executive officer of any business which has filed a bankruptcy petition or had a bankruptcy petition filed against it. No director or executive officer has been convicted of a criminal offense within the past five years or is the subject of a pending criminal proceeding. No director or executive officer has been the subject of any order, judgment or decree of any court permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities. No director or officer has been found by a court to have violated a federal or state securities or commodities law.

Committees of the Board of Directors

There are no committees of the Board of Directors.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 (the “34 Act”) requires our officers and directors and persons owning more than ten percent of the Common Stock, to file initial reports of ownership and changes in ownership with the Securities and Exchange Commission (“SEC”). Additionally, Item 405 of Regulation S-K under the 34 Act requires us to identify in its Form 10-K and proxy statement those individuals for whom one of the above referenced reports was not filed on a timely basis during the most recent year or prior years. We have nothing to report in this regard.

Code of Ethics

Our board of directors has not adopted a code of ethics but plans to do so in the future.

Options/SAR Grants and Fiscal Year End Option Exercises and Values

On April 20, 2016, the Company approved the Life Clips, Inc. 2016 Stock and Incentive Plan (“the Plan”). The Plan provides for the granting of nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock grants and units, performance units and awards, and cash. The Plan allows for an issuance of a maximum of 20,000,000 shares of common stock, with awards made at the discretion of the board of directors. No awards have been made to date. The Company plans to issue stock options in the future to executive officers and directors, including the Company’s sole officer and director, Robert Gruder.

Item 11. EXECUTIVE COMPENSATION

The following table sets forth information concerning the compensation of our named executive officers during 2014, 2015 and 2016 through the date of this Prospectus.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards	Non-Equity Incentive Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Totals ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)

Robert Gruder,	2014	$80,000	—	—	—	—	—	—	$80,000
CEO	2015	$80,000	—	—	—	—	—	—	$80,000
	2016	$40,000	—	—	—	—	—	—	$40,000

Option Grants. No option grants have been exercised by the executive officers named in the Summary Compensation Table.

Aggregated Option Exercises and Fiscal Year-End Option Value. There have been no stock options exercised by the executive officers named in the Summary Compensation Table.

Long-Term Incentive Plan (“LTIP”) Awards. There have been no awards made to a named executive officers in the last completed fiscal year under any LTIP.

Compensation of Directors

Directors are permitted to receive fixed fees and other compensation for their services as directors. The Board of Directors has the authority to fix the compensation of directors. No amounts have been paid to, or accrued to, our sole director in such capacity.

Stuart Posner, Wayne Thomas, and Charles Adelson were appointed as directors on August 29, 2016. Each of Mr. Posner, Mr. Thomas and Mr. Adelson shall receive a total of 1,000,000 stock options, with 250,000 of the options vesting as of August 29, 2016, and the remaining 750,000 options vesting equally over each subsequent 90 day period for three consecutive 90 day periods.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following sets forth the number of shares of our $0.001 par value common stock beneficially owned by (i) each person who, as of October 14, 2016, was known by us to own beneficially more than five percent (5%) of its common stock; (ii) our individual Directors and (iii) our Officers and Directors as a group. A total of 70,836,334 common shares were issued and outstanding as of October 14, 2016.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)(2)	Percent of Class

Robert Gruder	29,250,551	41.3%
Wayne Thomas(3)	250,000	0.4%
Stuart Posner(3)	250,000	0.4%
Charles Adelson(3)	250,000	0.4%

All Officers and
Directors as a Group (4 persons)	30,000,551	42.4%

(1) All ownership is beneficial and of record, unless indicated otherwise.

(2) The Beneficial owner has sole voting and investment power with respect to the shares shown

(3) Stuart Posner, Wayne Thomas, and Charles Adelson were appointed as directors on August 29, 2016. Each of Mr. Posner, Mr. Thomas and Mr. Adelson shall receive a total of 1,000,000 stock options, with 250,000 of the options vesting as of August 29, 2016, and the remaining 750,000 options vesting equally over each subsequent 90 day period for three consecutive 90 day periods.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Stuart Posner, Wayne Thomas, and Charles Adelson were appointed as directors on August 29, 2016. Each of Mr. Posner, Mr. Thomas and Mr. Adelson shall receive a total of 1,000,000 stock options, with 250,000 of the options vesting as of August 29, 2016, and the remaining 750,000 options vesting equally over each subsequent 90 day period for three consecutive 90 day periods.

Board Committees and Director Independence

Our securities are not quoted on an exchange that has requirements that a majority of our Board members be independent and we are not currently otherwise subject to any law, rule or regulation requiring that all or any portion of our Board of Directors include “independent” directors, nor are we required to establish or maintain an Audit Committee or other committee of our Board of Directors.

The Board does not have standing audit, compensation or nominating committees. We will consider establishing audit, compensation and nominating committees at the appropriate time.

Mr. Posner, Mr. Thomas and Mr. Adelson are all considered independent directors as that term is defined under the NASDAQ Marketplace Rules.

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our independent auditor, L&L CPAs, PA billed an aggregate of $___________ for the year ended June 30, 2015 and for professional services rendered for the audit of the Company’s annual financial statements and review of the financial statements included in our quarterly reports. L&L CPAs, PA, billed or is expected to bill an aggregate of $________ for the year ended June 30, 2016 and for professional services rendered for the audit of the Company’s annual financial statements and review of the financial statements included in our quarterly reports.

We do not have an audit committee and as a result our board of directors performs the duties of an audit committee. Our board of directors evaluates the scope and cost of the engagement of an auditor before the auditor renders audit and non-audit services.

PART IV

ITEM 15. EXHIBITS FINANCIAL STATEMENT SCHEDULES.

The following financial information is filed as part of this report:

(a)               (1) FINANCIAL STATEMENTS

(2) SCHEDULES

(3) EXHIBITS. The following exhibits required by Item 601 to be filed herewith are incorporated by reference to previously filed documents:

Exhibit Number	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302

31.2	Certification of Chief Financial Officer pursuant to Section 302

32.1	Certification of Chief Executive Officer pursuant to Section 906

32.2	Certification of Chief Financial Officer pursuant to Section 906

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Schema

101.CAL*	XBRL Taxonomy Calculation Linkbase

101.DEF*	XBRL Taxonomy Definition Linkbase

101.LAB*	XBRL Taxonomy Label Linkbase

101.PRE*	XBRL Taxonomy Presentation Linkbase

* Furnished herewith. XBRL (eXtensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on October 14, 2016.

Life Clips, Inc.

By:	/s/ Robert Gruder
Robert Gruder, Chief Executive Officer, Chief Financial Officer Chief Operating Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacity and on the date indicated.

/s/ Robert Gruder	Director	October 14, 2016
Robert Gruder	Title	Date

/s/ Stuart Posner	Director	October 14, 2016
Stuart Posner	Title	Date

/s/ Wayne Thomas	Director	October 14, 2016
Wayne Thomas	Title	Date

/s/ Charles Adelson	Director	October 14, 2016
Charles Adelson	Title	Date

