Form 10-K/A
period 2016-06-30
Life Clips, Inc.
filed 2016-10-17
CIK 1604930

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Explanatory Note

Life Clips, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (the “Amendment”) to the Company’s quarterly report on Form 10-K for the fiscal year ended June 30, 2016 (the “Form 10-K”), filed with the Securities and Exchange Commission on October 14, 2016 (the “Original Filing Date”), to make certain corrections to the financial footnotes, as well as to furnish Exhibit 101 to the Form 10-K in accordance with Rule 405 of Regulation S-T. Exhibit 101 consists of the following materials from the Company’s Form 10-K, formatted in XBRL (eXtensible Business Reporting Language):

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Schema
101.CAL	XBRL Taxonomy Calculation Linkbase
101.DEF	XBRL Taxonomy Definition Linkbase
101.LAB	XBRL Taxonomy Label Linkbase
101.PRE	XBRL Taxonomy Presentation Linkbase

This Amendment speaks as of the Original Filing Date, does not reflect events that may have occurred subsequent to the Original Filing Date.

Pursuant to Rule 406T of Regulation S-T, the interactive data files attached as Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

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

Life Clips, Inc.

(f/k/a Blue Sky Media Corp)

Footnotes to Financial Statements June 30, 2016

NOTE 1. ORGANIZATION AND OPERATIONS

Business and basis of presentation - Life Clips, Inc. (the “Company”) was incorporated under the laws of Wyoming on March 20,2013 as Blue Sky Media Corporation. On November 3, 2015, the Company changed its name to Life Clips, Inc. to more accurately reflect its business after a merger set forth below.

The Company was in the business of developing, production and distributing motion pictures. The Company entered into a merger andexchange agreement on October 2nd, 2015. Klear Kapture was in the business of developing state-of-the-art body/action cameras.

On October 2, 2015, the Company completed a stock merger and exchange agreement with Klear Kapture, Inc. (“Klear Kapture”). Pursuantto the terms of the Share Exchange Agreement, the Company agreed to issue 38,037,120 shares of its unregistered common stock to the shareholders of Klear Kapture in exchange for 10,000 shares of its common stock, representing 100% of its issued and outstanding common stock (the “Share Exchange”). As part of the Share Exchange, the Company purchased 107,261,000 shares of our common stock fromits former executive officers and directors for a price of approximately $ 0.0032 per share (an aggregate of $345,000). Upon the effective date of the transaction, Klear Kapture became a wholly owned subsidiaryof Life Clips and our pro-forma shares of common stock outstanding, giving effect to the repurchase of shares from its former executive officers and directors, was 53,332,576. During February, 2016, Klear Kapture Inc. was merged into Life Clips, Inc. to form one ongoing entity.

Since the merger, the company has focused on developing software and cameras for the action sports market as well as seeking acquisitions that are complementary to the video market. Our goal is to provide affordable yet high quality technology devices to meet the growing consumer demand for videos and pictures. This field includes creating software to support our hardware offerings in mobile Apps, cloud services, and future offerings in vertical markets for both ourhardware and organically designed software.

Life Clips is in the business to create digital life memories. We do this by designing, manufacturing and selling world classdigital devices that allow consumers to capture videos or pictures. Life Clipswas a research and development company during the 2015 financial year. In July, 2016 we began shipping our first action cameras under theLife Clips brand. Almost concurrently with that first delivery of cameras, the Company began negotiations with HP to design, manufacture and distribute HP branded cameras. Our vision as a company remained the same, namely to create high quality digital cameras that shouldgain significant market share.

On September 22, 2016 entered into a partnership license agreement with HP. The agreement allows Life Clips to design, manufacture and sell HP branded action cameras, 360 cameras, dash cameras and still cameras. The agreement also calls for accessory sales and the building of an online cloud repository to store, edit and share user created videos and pictures.

On January 25, 2016, the Company effected a 11 for 1 stock split of its common stock.

The Agreement called for the Company to no longer sell the LifeClips branded cameras or accessories to eliminate channel conflict or confusion. Therefore, the Company will focus its efforts on creating best in class HP branded products and accessories.

The Company acquired Batterfly Energy in July 2016. Batterfly manufactures the Mobeego® brand emergency cell phone battery. The Mobeego provides an extra 20-40% shot of power to a cell phone without having to be tethered or charged. The batteries have a 10-year shelf life. The Company realized the packaging that was inherited didnot convey the message properly and is in the process of re-packaging the product.

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

There was no income tax expense for the years ended June 30, 2016 and 2015 due to the Company’s net losses.

Note 14. Deposits

In June 2016, the Company entered into a Stock Purchase Agreement with Batterfly as described in Note 14. As part of the agreement, the Company paid a security deposit of $240,000.

NOTE 15. RESTATEMENT

During the year-end audit management determined that it was necessary to restate the financial statements for the period ended June 30, 2015 to properly reflect the Fixed Asset value of Developed Software.

	Original	Restated		Change
Assets
Cash	$2,644	$2,644	$
Due from related parties	2,712	2,712
Developed Software	40,600	0		(40,600)

Liabilities
Accrued Expense	$4,066	$4,066	$
Notes Payable	38,871	38,871
Revenue

Sales	$2,783	$2,783	$

Expenses
Cost of Goods Sold	$(1,513)	$(1,513)	$

Operating Expenses	$(712,934)	$(753,534)		$40,600
Amortization of Debt Discount	(24,871)	(24,871)
Net loss attributed to
Life Clips Inc	$(737,805)	$(778,405)		$40,600

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

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Set forth below are the names of the directors and officers of the Company, all positions and offices with the Company held, the period during which he has served as such, and the business experience during at least the last five years:

Name and Address	Age	Position(s)
Robert Gruder	58	Director,
		Chief Executive Officer
Stuart Posner	70	Director
Wayne Thomas	64	Director
Dr. Charles Adelson	39	Director

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

SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on October 17, 2016.

Life Clips, Inc.

By:	/s/ Robert Gruder
Robert Gruder, Chief Executive Officer, Chief Financial Officer Chief Operating Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacity and on the date indicated.

/s/ Robert Gruder	7Director	October 17, 2016
Robert Gruder	Title	Date

/s/ Stuart Posner	Director	October 17, 2016
Stuart Posner	Title	Date

/s/ Wayne Thomas	Director	October 17, 2016
Wayne Thomas	Title	Date

/s/ Charles Adelson	Director	October 17, 2016
Charles Adelson	Title	Date

