Form 10-Q
period 2016-09-30
Life Clips, Inc.
filed 2016-11-29
CIK 1604930

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] Quarterly report pursuant section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2016

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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 29, 2016
Common Stock, $0.001 par value per share	76,178,269

LIFE CLIPS, INC.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2016

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Life Clips, Inc. and Subsidary (F/K/A Blue Sky Media Corporation)

Balance Sheets

	September 30, 2016	June 30, 2016
	(Unaudited)	(Audited)
ASSETS

Current assets
Cash	171,411	469,233
Due from related party
Total current assets	171,411	469,233

Other Current Assets
Accounts Receivable	33,370	-
Inventory - Cameras and Accessories	3,881	-
Other Current Assets	5,000	-
Deposit	-	240,000
Investment - Batterfly Energy LTD	32,500	-
Total other current assets	74,751	240,000

Total assets	$246,162	$709,233

LIABILITIES AND SHAREHOLDERS’ DEFICIT

Current liabilities
Accounts Payable	198,162	162,759
Accrued Expense and Interest Payable	87,994	48,476
Convertible Notes Payable (net of discount of $624,413 and $681,047, respectively)	480,587	108,953
Notes Payable	530,000	-
Payroll Tax Liabilities	18,287	8,195
Derivative Liabilities	1,248,357	1,518,085
Total Current Liabilities	2,563,387	1,846,468

Long Term Liabilities
Derivative Liability - Convertible Notes Payable	5,126,717	18,625,104
Convertible Notes Payable (Net of debt discount of $717,179 and $908,466, respectively.)	460,399	334,112
Total Long Term Liabilities	5,587,116	18,959,216

Total Liabilities	8,150,503	20,805,684

Shareholders’ deficit
Preferred stock, ($0.001 par value; 20,000,000 shares authorized, no shares were issued and outstanding).	-	-
Common stock, ($0.001 par value; 320,000,000 shares authorized, 70,836,334 and 53,332,576 shares issued and outstanding as of September 30, 2016 and June 30, 2016, respectively).	70,837	53,333
Additional paid in capital	8,422,204	304,666
Accumulated deficit	(16,397,382)	(20,454,450)
Total shareholders’ deficit	(7,904,341)	(20,096,451)

Total liabilities and shareholders’ deficit	$246,162	$709,233

The accompanying notes are an integral part of these condensed, consolidated financial statements.

Life Clips, Inc. and Subsidiary (F/K/A Blue Sky Media Corporation)

Statements of Operations

(Unaudited)

	For the three month	For the three month
	period ended	period ended
	September 30, 2016	September 30, 2015
Revenues
Revenues	$73,321	$
Cost of goods sold	45,489
Gross profit	27,832	-
Operating costs:
Finance Costs	36,000
Payroll Expense	74,944	-
Product Development Expense	934	-
Professional Fees	1,759,266	250
Marketing Expense	3,886	44,373
Software Fees and Support	1,786	1,103
Travel	7,779	6,703
Other general and administrative expenses	26,847	6,462
Total operating costs	1,911,442	58,891
(Loss) from operations	(1,883,610)	(58,891)
Other income (expense)
Interest expense	(44,232)	-
Amortization of Debt Discount	(416,519)	(31,750)
Loss on Derivative	12,592,429
Loss on Acquisition of Batterfly Energy LTD	(6,191,000)	-
Total Other Income (Expense)	5,940,678	(31,750)
Income (Loss) before income taxes	4,057,068	(90,641)
Provision for income taxes	-	-
Net Income (loss)	$4,057,068	$(90,641)
Basic earnings per share	0.06	**
Weighted average number of common shares outstanding	64,205,131	38,037,120

**Less than $0.01

The accompanying notes are an integral part of these condensed, consolidated financial statements.

Life Clips, Inc. and Subsidary (F/K/A Blue Sky Media Corporation)

Statement of Cash Flows

For the Three Months Ended

(Unaudited)

	September 30, 2016	September 30, 2015
Cash flows from operating activities:
Net Income (loss)	$4,057,068	(90,641)
Accounts Receivable	(33,370)	-
Inventory	(3,881)	-
Deposit	240,000	-
Other Current Assets	(5,000)	(8,888)
Changes in derivative liabilities	(13,768,115)	-
Amortization of Debt discount	416,519	-
Adjustments to reconcile Net Income to Net Cash provided by operations:
Accounts Payable	35,403	-
Accrued expense and interest payable	39,518	-
Payroll tax liabilities	10,092	-
Net cash (used in) operating activities	(9,011,766)	(99,529)

Cash flows from investing activities:
Investment - Batterfly Energy Ltd	(32,500)	-
Developed software	-	(10,000)
Net cash (used in) provided by investing activities	(32,500)	(10,000)

Cash flows from financing activities:
Loans payable - Others		31,750
Notes Payable	530,000	75,000
Issuance of Common Stock for Acquisition if Batterfly Energy Ltd	5,091,000	-
Issuance of Common Stock for Convertible Note Payable	1,409,284	-
Issuance of Common Stock for Services	1,634,758	-
Proceed from convertible notes payables	81,402	-
Net cash provided by financing activities	8,746,444	106,750

Net cash increased in cash	(297,822)	(2,779)

Cash at beginning of period	469,233	2,643

Cash at end of period	$171,411	$(136)

Supplemental Disclosures of cash flow information:
Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

NON-CASH TRANSACTIONS AFFECTING OPERATING, INVESTING AND FINANCING ACTIVITIES

Value of common shares issued as payment of debt	$65,000	$-
Value of common shares issued for acquisition of Batterfly Energy LTD	$5,091,000	$-
Value of common shares issued as payment for services	$1,634,758	$-

The accompanying notes are an integral part of these condensed, consolidated financial statements.

Life Clips, Inc.

(f/k/a Blue Sky Media Corp)

Footnotes to Financial Statements September 30, 2016

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

Life Clips is in the business to create digital life memories. We do this by designing, manufacturing and selling world class digital devices that allow consumers to capture videos or pictures. Life Clips was a research and development company during the 2015 financial year. In July, 2016 we began shipping our first action cameras under the Life Clips brand. Almost concurrently with that first delivery of cameras, the Company began negotiations with HP to design, manufacture and distribute HP branded cameras. Our vision as a company remained the same, namely to create high quality digital cameras that should gain significant market share.

The Company acquired Batterfly Energy in July 2016. Batterfly manufactures the Mobeego® brand emergency cell phone battery. The Mobeego provides an extra 20-40% shot of power to a cell phone without having to be tethered or charged. The batteries have a 10-year shelf life. The Company realized the packaging that was inherited did not convey the message properly and is in the process of re-packaging the product.

On September 22, 2016 entered into a partnership license agreement with HP. The agreement allows Life Clips to design, manufacture and sell HP branded action cameras, 360 cameras, dash cameras and still cameras. The agreement also calls for accessory sales and the building of an online cloud repository to store, edit and share user created videos and pictures.

The Agreement called for the Company to no longer sell the Life Clips branded cameras or accessories to eliminate channel conflict or confusion. Therefore, the Company will focus its efforts on creating best in class HP branded products and accessories.

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

NOTE 3. UNCERTAINTY OF ABILITY TO CONTINUE AS A GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying financial statements, the Company has minimal revenues, net accumulated losses since inception and a shareholders’ deficit of $(7,904,341). These factors raise doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on management funding operating costs and the successful production and sales release of the Life Clips camera. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 4. RELATED PARTY TRANSACTIONS

At September 30, 2016 and June 30, 2016, there were no related party transactions.

NOTE 5. INTANGIBLE ASSETS

The Company is developing software. The development cost for the period ended September 30, 2016 is $0. The software has an infinite useful life and will be tested annually for impairment.

	September 30, 2016	June 30, 2016

Software	$0	$646,980
Less: Impairment Charges		(646,980)
Less: Accumulated Amortization	-	-
Software - net	$-0-	$-0-

NOTE 6. NOTES PAYABLE

On July 14, 2016 the Company issued a $30,000 promissory note to NUWA Group, LLC. The promissory note is a standard, non-convertible note. The effective interest rate is 5.00% per annum, calculated yearly not in advance. The note is to be repaid in full on October 14, 2016. Note proceeds are to be used for operating expenses.

Pursuant to the Stock Purchase Agreement by and among Batterfly Energy, LTD and the Company, on July 11, 2016 the Company issued a $500,000 Promissory Note and Stock Pledge Agreement to the former shareholders of Batterfly Energy, LTD. The promissory note is a standard, non-convertible note. The effective interest rate is 1.00% with a default interest rate of 10.00%. The note is to be repaid in two (2) payments, $250,000 on October 11, 2016 and the balance due on February 13, 2017.

At September 30, 2016 and June 30, 2016 the Company had notes payable in the amount of $530,000 and $0, respectively.

NOTE 7. CONVERTIBLE DEBT AND WARRANTS

The Company has recorded derivative liabilities associated with convertible debt instruments and warrants, as more fully discussed at Note 8.

(A) Convertible Debt

On October 2, 2015, the Company completed an offering of its 3.85% Convertible Promissory Notes (the “3.85% Notes”) in the aggregate principal amount of $617,578 and on December 7, 2015 the Company completed an offering of its 10% Convertible Promissory Notes (the “10% Notes”) in the aggregate principal amount of $250,000 (the “10% Notes”, and together with the 3.85% Notes, each a “Note” and collectively, the “Notes”), as applicable, with certain “accredited investors” (the “Investors”), as defined under Regulation D, Rule 501 of the Securities Act. The entire principal amount of the Notes remaining outstanding at September 30, 2016 was $802,578, such amount being exclusive of securities converted into the Notes separate from the offering of the Notes. Pursuant to the offering of the Notes, the Company received $617,578 and $250,000 in net proceeds on October 2, 2015 and December 7, 2015, respectively.

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

The company entered into convertible notes with ten third party accredited investors from December 2015 to September 2016. In addition to the terms customarily included in such instruments, the Notes began accruing interest on the date that each Investor submitted the principal balance of such Investor’s Note, with the interest thereon becoming due and payable on terms specified in said date (see below). Interest rates range from 5% to 10% and are due at various dates from August 2016 to March 2018. These notes are convertible at any time by the investor, prior to the note principal and interest being repaid at rates ranging from $0.10 to $0.35 per share, subject to change due to a ratchet feature contained in most of the notes.

Issue Date	Maturity Date	Interest rate	Interest rate (default)	Principal
10/2/2015	10/2/2017	3.85%	18%	617,578.00
12/7/2015	11/30/2017	10.00%	10%	250,000.00
2/4/2016	8/4/2016	5.00%	na	15,000.00
4/26/2016	3/30/2018	10.00%	18%	25,000.00
4/26/2016	3/30/2018	10.00%	18%	50,000.00
4/27/2016	3/30/2018	10.00%	18%	300,000.00
5/13/2016	5/13/2017	10.00%	22%	700,000.00
6/14/2016	5/30/2017	10.00%	18%	75,000.00
7/21/2016	3/30/2017	10.00%	10%	75,000.00
8/23/2016	2/23/2017	10.00%	18%	15,000.00
9/22/2016	4/22/2017	10.00%	22%	225,000.00
Total Convertible Notes				2,347,578.00

(B) Terms of Debt

The debt carries interest between 3.85% and 10%, and is due in October 2017 through March 2018.

All convertible debt in connection with the Notes Offering are convertible at $0.026 and $0.183/share (on September 30, 2016), however, the Notes include a “ratchet feature”, which allows for a lower offering price based on market prices.

(C) Future Commitments

At September 30, 2016, the Company has outstanding convertible debt of $2,347,578 which is payable within the next eighteen months.

(D) Warrants

The Company issued six warrants dated from February to July 2016. Four of the warrants are related to consulting agreements and two are related to convertible note holders. All warrants issued through September 30, 2016 were accounted for as derivative liabilities, as the warrants were not held on reserve at and therefore tainted. See Note 8. Two warrants issued were exercised during the period ended September, 2016. The details are:

Purpose of	Issue	Number Shares	Warrant	Period Warrants
Warrant Issuance	Date	Common Stock	Exercise Price	Exercisable
Consulting Services	2/22/2016	2,600,000	$0.001	2/22/2016 to 2/22/2019
Exercised	9/9/2016	(2,600,000)
Website design and Digital	3/10/2016	1,916,500	$0.001	3/10/2016 to 3/10/2019
Locker app development
Exercised	9/20/2016	(1,916,500)

Investor Incentive	4/27/2016	625,000	$0.400	4/27/2016 to (not defined)
Investor Incentive	5/13/2016	350,000	$0.400	5/13/2016 to 5/13/2019

Consulting Services	7/29/2016	525,000	$0.001	7/29/2016 to 7/29/2021
Consulting Services	7/29/2016	225,000	$0.001	7/29/2016 to 7/29/2021
Total		1,725,000

NOTE 8. DERIVATIVE LIABILITIES

The Company identified conversion features embedded within convertible debt and warrants issued in the period ended September 30, 2016. The Company has determined that the features associated with the embedded conversion option, in the form a ratchet provision, should be accounted for at fair value, as a derivative liability, as the Company cannot determine if a sufficient number of shares would be available to settle all potential future conversion and warrant transactions.

As a result of the application of ASC No. 815, the fair value of the ratchet feature related to convertible debt and warrants is summarized as follow:

	September 30, 2016	June 30, 2016
Fair value at the commitment date - convertible debt	$6,336,002	$6,142,583
Fair value at the commitment date - warrants	1,900,399	1,541,236
Fair value mark to market adjustment - convertible debt	(272,564)	10,641,842
Fair value mark to market adjustment - warrants	(1,588,763)	1,817,529
Totals	$6,375,074	$20.143.189

The fair value at the commitment and re-measurement dates for the Company’s derivative liabilities were based upon the following management assumptions as September 30, 2016:

	Commitment Date	Re-measurement Date
Expected dividends	0%	0%
Expected volatility	220%	261%
Expected term	0.5 to 5 years	0.10-4.83 years
Risk free interest rate	0.39%-1.14%	0.36%- 0.71%

NOTE 9. CONVERTIBLE DEBT - NET

The Company recorded the debt discount to the extent of the gross proceeds raised, and expensed immediately the remaining fair value of the derivative liability, as it exceeded the gross proceeds of the note.

The Company recorded debt discount of $168,598 as of September 30, 2016 and $2,076,912 for the year ended June 30, 2016.

Accumulated amortization of debt discount amounted to $903,919 as of September 30, 2016 and $487,399 for the year ended June 30, 2016. The Company recorded amortization expense of the debt issuance cost of $416,519 as of September 30, 2016 and $487,399 for the year ended June 30, 2016.

	September 30, 2016	June 30, 2016
Balance Prior Year	443,065	85,000
Proceeds	315,000	2,032,578
Repayments	(65,000)	(85,000)
Less: gross Debt Discount recorded	(168,598)	(2,076,912)
Add: Amortization of Debt Discount	416,519	487,399
Less Current portion	(480,587)	(108,953)
Long-Term Convertible Debt	$460,399	334,112

NOTE 11. EQUITY

For the three month period ended September 30, 2016 17,503,758 shares of common stock were issued bringing out total shares issued and outstanding to 70,836,334.

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

Pursuant to the terms of the Share Exchange Agreement, as of the Effective Date, we agreed to issue 38,037,120 shares of our unregistered common stock to the shareholders of Klear Kapture in exchange for 10,000 shares of its common stock, representing 100% of its issued and outstanding common stock in the Share Exchange. As part of the Share Exchange, we purchased 107,261,000 shares of our common stock from our former executive officers and directors for a price of approximately $ 0.00318 per share (an aggregate of $345,000). Upon the Effective Date, Klear Kapture became a wholly owned subsidiary of our company and our pro-forma shares of common stock outstanding giving effect to the repurchase of shares from our former executive officers and directors is 53,343,620. Robert Gruder who was appointed as our Chief Executive Officer and a Director in connection with the Share Exchange received 30,296,563 shares of our common stock in exchange for 7,965 shares of Klear Kapture’s common stock he previously owned. Mr. Gruder’s ownership of our common stock at the exchange date represented approximately 56.8% of our issued and outstanding shares of common stock. At September 30, 2016 Mr. Gruder’s ownership of our common stock represents approximately 40.4% of our issued and outstanding shares.

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

The Company has issued six warrants dated from February to July 2016. Four of the warrants are related to consulting agreements and two are related to convertible note holders. See Note 7 (D) for details:

NOTE 12. SUBSEQUENT EVENTS

The Company follows the guidance in Section 855-10-50 of the FASB Accounting Standards Codification for the disclosure of subsequent events. The company will evaluate subsequent events through the date of the issuance of the financial statements.

On October 24, 2016 3,534,706 shares were issued in a conversion of a convertible note payable.

On October 24, 2016 1,807,229 shares were issued in a conversion of a convertible note payable.

On November 8, 2016 268,102 shares were issued in a conversion of a convertible note payable.

On November 11, 2016 157,895 shares were issued in a conversion of a convertible note payable.

On November 15, 2016 2,900,000 shares were issued in a conversion of a convertible note payable.

Item 2. Management’s discussion and analysis of financial condition and results of operations.

Unless we specify otherwise, all references in this Annual Report to the “Company,” “our,” “we” and “us” refer to Life Clips, Inc. and its consolidated subsidiaries. In addition to statements of current and historical facts, this Quarterly Report on Form 10-K contains forward-looking statements. The words “forecast,” “will,” “intend,” “anticipate,” “project,” “intend,” “expect,” “should,” “believe” and similar expressions are intended to identify forward-looking statements. These forward-looking statements involve known and unknown risks, uncertainties, assumptions and other factors, including those discussed in “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These risks and uncertainties include, but are not limited to, the following:

●	Our ability to achieve our business of producing and selling products;

●	Our ability to penetrate the consumer action camera market;

●	Our ability to produce commercial grade photo and video products;

●	Our ability to attract, retain and motivate qualified employees and management.

●	The impact of federal, state or local government regulations;

●	Competition in the consumer action camera market;

●	Availability and cost of additional capital;

●	Litigation in connection with our business; and

●	Our ability to protect our trademarks, patents and other proprietary rights.

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

Life Clips is in the business to create digital life memories. We do this by designing, manufacturing and selling world class digital devices that allow consumers to capture videos or pictures. Life Clips was a research and development company during the 2015 financial year. In July 2016 we began shipping our first action cameras under the Life Clips brand. Almost concurrently with that first delivery of cameras, the Company began negotiations with HP to design, manufacture and distribute HP branded cameras. Our vision as a company remained the same, namely to create high quality digital cameras that should gain significant market value.

On September 22, 2016 Life Clips entered into a partnership license agreement with HP. The agreement allows Life Clips to design, manufacture and sell HP branded action cameras, 360 cameras, dash cameras and still cameras. The agreement also calls for accessory sales and the building of an online cloud repository to store, edit and share user created videos and pictures.

The agreement called for the company to no longer sell the Life Clips branded cameras or accessories to eliminate channel conflict or confusion. Therefore, the company will focus its efforts on creating best in class HP branded products and accessories.

The Company acquired Batterfly Energy in July, 2016. Batterfly manufactures the Mobeego brand emergency cell phone battery. The Mobeego provides an extra 20-40% shot of power to a cell phone without having to be tethered or charged. The batteries have a 10-year shelf life. The Company realized the packaging that was inherited did not convey the message properly and is in the process of re-packaging the product.

Our common stock is quoted for trading on the OTCQB under the symbol “LCLP.” Our principal executive offices are located at 233 S. Sharon Amity Rd., Suite 201, Charlotte, NC 28211. Our telephone number is (800) 292-8991.

Significant Accounting Policies

Please see Note 2 to the Company’s unaudited financial statements as of and for the three and twelve months ended June 30, 2016 included in this Annual Report for a discussion of the Company’s significant accounting policies.

Results of Operations

For the three months ended September 30, 2016 and 2015, we had gross revenues of $73,321 and $0 respectively.

Total operating expenses were $1,911,442 compared with $58,891 for the three months ended September 30, 2016 and 2015, respectively. In connection with the completion of the share exchange transaction with Klear Kapture on October 2, 2015, the Company received additional working capital. The Company believed that continuing to operate its existing line of business was not in the best interests of its shareholders. New management decided to change the primary focus of the business. Using the new working capital, the Company continued developing Klear Kapture’s concepts of an innovative state-of-the-art action camera set. Operating expenses therefore increased significantly due to software and design costs associated with the developing including adding new employees.

Net income for the three months ended September 30, 2016 was $4,057,068 as compared to net loss of $90,641 at September 30, 2015. The increased net income was primarily due to calculations of SFAS 123R which requires that companies use a fair value method to value stock options and other forms of share-based payments and recognize the related compensation expense in calculating net earnings. SFAS 123R applies to all companies that have issued stock options and other stock-based compensation, whether the firm is a large public company with actively traded, liquid stock, a public company whose stock is thinly traded, or a private company.

The Company anticipates introducing its new HP branded products in the second quarter of 2016. The new products are two compact action cameras targeted to retail audiences. The new cameras will have what we believe are unique features such as IR for night recording, live streaming, and two cameras that can film the same event simultaneously to get two perspectives of that event. The Company believes that multiple views and live streaming would be positive features of the camera based on trends in the Internet and video segments. The Company is focusing its efforts on these products for the success of continued operations. Non-acceptance by retailers would have a significant impact on continuing operations.

Liquidity and Capital Resources

As of the period ending September 30, 2016 the Company had cash on hand of $171,411, total current assets of $246,162 and total assets of $246,162, total current liabilities of $2,563,387 and total shareholder’s deficit of $7,904,341.

The Company’s cash was generated from a series of convertible notes issued to non-related third parties, and a $30,000 promissory note to a non-related third party and a $500,000 short term promissory note as part of the acquisition of Batterfly Energy LTD. The Company plans to raise additional working capital via additional notes or equity sales to ensure that it will have enough cash to fund its primary operation for the next twelve (12) months.

The Company has no agreements in place with its shareholders, officer and director or with any third parties to fund operations beyond the end of the Company’s September 30, 2016 period ended. The Company has not negotiated nor has available to it any other third party sources of liquidity.

Cash flows used by operating activities for the three months period ended September 30, 2016 were $9,011,766 compared to cash flows used in operating activities of $99,529 to the three months period ended September 30, 2015.

Cash flows used in investing activities totaled $32,500 for the three months period ended September 30, 2016 and $10,000 for the three months period ended September 30, 2015.

Cash flows provided by financing activities totaled $8,746,444 for the three months period ended September 30, 2016 and cash flows provided by financing activities totaled $106,750 for the three months period ended September 30, 2015.

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

Changes in internal controls

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On August 31, 2016, the company issued 2,593,247 shares of its common stock to NUWA Group LLC in a cashless warrant exchange pursuant to the terms of a business consulting agreement dated February 22, 2016. The share price at the effective date was $0.365 and the warrant for 2,600,000 shares was exercisable at $0.001 per share for total increase in Common Stock of $2,593.25 and in Additional Paid In Capital of $943,941.91.

On September 9, 2016, the company issued 2,500,000 shares of its common stock to Long Side Ventures LLC in exchange for $65,000.00 of the purchaser’s convertible note payable. The original issuance date of the $ 151,073 note payable was October 2, 2015. The exercise price of the note was stated at $0.026 per common share. The proceeds reduced Convertible Notes Payable $65,000.00.

On September 20, 2016, the company issued 1,910,511 shares of its common stock to Binary Ventures, Inc. in a cashless warrant exchange pursuant to the terms of a business consulting agreement dated March 10, 2016. The share price at the effective date was $0.221 and the warrant for 1,916,500 shares was exercisable at $0.001 per share for total increase in Common Stock of $1,910.51 and in Additional Paid In Capital of $420,312.42.

Item 3. Defaults upon Senior Securities

Please see Note 6 to the financial statements included in Item 1 to this Annual Report on Form 10-K, which is incorporated herein by this reference.

Item 4. Mining Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

Number	Exhibit

2.1	Share Exchange Agreement, dated as of October 2, 2015, by and among Blue Sky Media Corp., Wayne Berian, Hannah Grabowski, and Klear Kapture, Inc. (incorporated by reference to Exhibit 2.1 to the registrant’s Current Report on Form 8-K filed October 8, 2015)

3.1	Articles of Incorporation, as amended

3.2	Bylaws (incorporated by reference to Exhibit 3.3 to the registrant’s Form S-1 filed on September 19, 2014)

10.1	Services Agreement entered into as of October 2, 2015 by and between Wayne Berian, Hannah Grabowski and Blue Sky Media Corp. (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed October 8, 2015)

10.2	Securities Purchase Agreement dated as of October 2, 2015, by and between Blue Sky Media Corp. and buyers identified on the signature pages to such agreement (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed October 8, 2015)

10.3	Form of Secured Convertible Promissory Note (incorporated by reference to Exhibit A to Securities Purchase Agreement filed as Exhibit 10.1 to this Quarterly Report on Form 10-Q)

10.4	Form of Registration Rights Agreement (Incorporated by reference to Exhibit B to Securities Purchase Agreement filed as Exhibit 10.1 to this Quarterly Report on Form 10-Q)

10.5	Consulting Services Agreement entered into as of October 1, 2015 by and between Newbridge Financial, Inc. and Blue Sky Media Corp. (incorporated by reference to Exhibit 10.5 to the registrant’s Current Report on Form 8-K filed October 8, 2015)

10.6	Securities Purchase Agreement, dated as of December 7, 2015, between Life Clips, Inc. and Susannah Forest (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed December 31, 2015)

10.7	Secured Convertible Promissory Note, dated December 7, 2015, issued by Life Clips, Inc. to Susannah Forest (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed December 31, 2015)

31.1**	Certification of the Chief Executive Officer, as the principal executive officer and the principal financial officer, pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted in accordance with section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of the Chief Executive Officer, as the principal executive officer and the principal financial officer, under 18 U.S.C. Section 1350, as adopted in accordance with Section 906 of the Sarbanes-Oxley Act of 2002

** Filed Herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 29, 2016	LIFE CLIPS, INC.

	By:	/s/ Robert Gruder
Robert Gruder,
Chief Executive Officer

