Form 10-Q
period 2016-12-31
Life Clips, Inc.
filed 2017-03-13
CIK 1604930

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] Quarterly report pursuant section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2016

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

18851 NE 29th Ave, Suite 700

Aventura, FL 33180Phone: (800) 292-8991

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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 9, 2017
Common Stock, $0.001 par value per share	96,832,582

LIFE CLIPS, INC.

FORM 10-Q FOR THE QUARTER ENDED DECEMBER 31, 2016

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Life Clips, Inc. and Subsidiary (F/K/A Blue Sky Media Corporation)

Balance Sheets

	December 31, 2016	June 30, 2016
	(Unaudited)	(Audited)
ASSETS

Current assets
Cash	$13,717	$469,233
Due from related party
Total current assets	13,717	469,233

Other Current Assets
Accounts Receivable	5,486	-
Inventory	29,705	-
Other Current Assets	8,128	-
Deposit	-	240,000
Investment - Batterfly Energy LTD	32,500	-
Total other current assets	75,819	240,000

Fixed Assets
Developed Software	14,625	-
Total Fixed Assets	14,625	-

Total asset	$104,161	$709,233

LIABILITIES AND SHAREHOLDERS’ DEFICIT

Current liabilities
Accounts Payable	226,363	162,759
Accrued Expense and Interest Payable	136,806	48,476
Note Payable (net of discount of $180,097 and $681,047, respectively)	195,067	108,953
Note Payable - Batteryfly Energy LTD	500,000	-
Payroll Tax Liabilities	18,350	8,195
Derivative Liabilities	3,072,564	1,518,085
Total Current Liabilities	4,149,150	1,846,468

Long Term Liabilities
Derivative Liability - Convertible Notes Payable	231,624	18,625,104
Convertible Notes Payable (Net of debt discount of $1,393,152 and $908,466, respectively)	975,267	334,112
Total Long Term Liabilities	1,206,891	18,959,216

Total Liabilities	$5,356,041	$20,805,684

Shareholders’ deficit
Preferred stock, ($0.001 par value; 20,000,000 shares authorized, no shares were issued and outstanding).	-	-
Common stock, ($0.001 par value; 320,000,000 shares authorized, 89,799,478 and 53,332,576 shares issued and outstanding as of December 31, 2016 and June 30, 2016, respectively).	89,800	53,333
Additional paid in capital	11,574,791	304,666
Accumulated deficit	(16,916,471)	(20,454,450)
Total shareholders’ deficit	(5,251,880)	(20,096,451)

Total liabilities and shareholders’ deficit	$104,161	$709,233

The accompanying notes are an integral part of these condensed, consolidated financial statements.

Life Clips, Inc. and Subsidiary (F/K/A Blue Sky Media Corporation)

Statements of Operations

For the Three and Six Months ended December 31, 2016 and 2015

(Unaudited)

	For the three month	For the three month	For the six month	For the six month
	period ended	period ended	period ended	period ended
	December 31, 2016	December 31, 2015	December 31, 2016	December 31, 2015
Revenues
Revenues	$12,855	$-	$86,176	$-
Cost of goods sold	8,781	-	54,269	-
Gross profit	4,074	-	31,907	-
Operating costs:
Compensation paid with stock	-	10,150	-	10,150
Finance Costs	15,000	33,935	51,000	33,935
Payroll Expense	83,782	57,712	158,727	57,712
Product Development Expense	3,257	23,360	4,191	23,360
Professional Fees	53,927	5,699	1,813,192	5,699
Licensing Fees	137,000		137,000	-
Marketing Expense	-	-	-	-
Software Fees and Support	1,090	-	2,876	-
Travel	11,076	8,635	18,855	15,338
Other general and administrative expenses	20,347	12,818	51,081	55,397
Total operating costs	325,479	152,309	2,236,922	201,591
(Loss) from operations	(321,405)	(152,309)	(2,205,015)	(201,591)
Other income (expense)
Interest expense	(47,787)	-	(92,019)	(8,649)
Amortization of Debt Discount	(715,460)	(98,738)	(1,131,979)	(130,488)
Loss on Derivative	565,449	(4,703,452)	13,157,878	(4,703,452)
Loss on Acquisition of Batterfly Energy LTD	-	-	(6,191,000)	-
Total Other Income (Expense)	(197,798)	(4,802,190)	5,742,880	(4,842,589)
(Loss) before income taxes	(519,203)	(4,954,499)	3,537,865	(5,044,180)
Provision for income taxes	-	-	-	-
Net (loss)	$(519,203)	$(4,954,499)	$3,537,865	$(5,044,180)
Basic earnings per share	**	**	0.05	**
Weighted average number of common shares outstanding	77,749,592	53,263,276	70,976,591	51,702,948

**Less than $0.01

The accompanying notes are an integral part of these condensed, consolidated financial statements.

Life Clips, Inc. and Subsidiary (F/K/A Blue Sky Media Corporation)

Statement of Cash Flows

For the Six Months Ended

(Unaudited)

	December 31, 2016	December 31, 2015
Cash flows from operating activities:
Net (loss)	$3,537,865	$(5,044,180)
Common Stock Compensation	1,634,758	10,150
Accounts Receivable	(5,486)
Inventory	(29,705)	(42,500)
Deposit	240,000
Other Current Assets	(8,128)	2,712
Changes in derivative liabilities	(13,157,878)	4,703,452
Amortization of Debt discount	1,131,979	130,488
Loss on Batterfly acquisition	6,191,000
Adjustments to reconcile Net Income to Net Cash provided by operations:
Accounts Payable	63,604
Accrued expense and interest payable	(516,555)	913
Payroll tax liabilities	10,155	9,042
Net cash (used in) operating activities	(908,391)	(229,923)

Cash flows from investing activities:
Investment - Batterfly Energy Ltd	(32,500)
Developed software	(14,625)	(88,957)
Net cash (used in) provided by investing activities	(47,125)	(88,957)

Cash flows from financing activities:
Repurchase of common stock		(345,000)

Proceed from convertible notes payables	500,000	867,577
Net cash provided by financing activities	500,000	522,577

Net cash increased in cash	(455,516)	203,697

Cash at beginning of period	469,233	2,644

Cash at end of period	$13,717	$206,341

Supplemental Disclosures of cash flow information:
Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

NON-CASH TRANSACTIONS AFFECTING OPERATING, INVESTING AND FINANCING ACTIVITIES

Value of common shares issued as payment of debt	$366,112	$65,000
Value of common shares issued for acquisition of Batterfly Energy LTD	$5,091,000	$5,091,000
Issuance of Common Stock for Acquisition of Batterfly Energy LTD	$5,091,000	$-
Issuance of Common Stock for Convertible Note Payable	$1,925,369	$-
Notes Payable	$500,000	$-

The accompanying notes are an integral part of these condensed, consolidated financial statements.

Life Clips, Inc.

(f/k/a Blue Sky Media Corp)

Footnotes to Financial Statements December 31, 2016

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

On September 22, 2016 the Company entered into a partnership license agreement with HP. The agreement allows Life Clips to design, manufacture and sell HP branded action cameras, 360 cameras, dash cameras and still cameras. The agreement also calls for accessory sales and the building of an online cloud repository to store, edit and share user created videos and pictures.

The Agreement called for the Company to no longer sell the Life Clips branded cameras or accessories to eliminate channel conflict or confusion. Therefore, the Company will focus its efforts on creating best in class HP branded products and accessories.

In January 2017, Robert Gruder, CEO and Robert Finnigan, President resigned from Life Clips. In January 2017, Victoria Rudman took on the role of CFO. In February 2017 Huey Long joined as CEO and in March 2017 William Singer was named the Executive Vice President of Sales.

Life Clips is restructuring to become a global consumer electronics company focused on developing hardware and accessories for mobility through the Mobeego brand and Digital Imaging Products through the Hewlett Packard (HP) brand. We are developing the design, sourcing, logistics and sales operations to quickly increase our sales of our existing products and put us in a position to launch new product in 2017.

The company will continue to focus on the development of mobile power and imaging products. We are immediately increasing our sales efforts on our unique products that are already available such as the Mobeego one-time charger for mobile devices. This device allows you to use your smartphone, tablet or any mobile device up to 4 hours on a single emergency charge. Once your done you simply dispose of the recyclable battery.

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

Intangible Asset – The Company is developing software. The development cost through December 31, 2016 has totaled $14,625. The software has an infinite useful life and will be tested annually for impairment.

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

The Company accounts for stock based compensation issued to nonemployees and consultants in accordance with the provisions of ASC 50550 “Equity Based Payments to Non-Employees” which codified SFAS 123 and the Emerging Issues Task Force consensus in Issue No. 9618, “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring or in Conjunction with Selling, Goods or Services”. Measurement of share based payment transactions with nonemployees shall be based on the fair value of whichever is more reliably measurable: (a) the goods or services received; or (b) the equity instruments issued. The fair value of the share based payment transaction should be determined at the earlier of performance commitment date or performance completion date.

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

NOTE 3. UNCERTAINTY OF ABILITY TO CONTINUE AS A GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying financial statements, the Company has minimal revenues, net accumulated losses since inception and a shareholders’ deficit of $(16,916,471). These factors raise doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on management funding operating costs and the successful production and sales release of the Life Clips camera. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 4. RELATED PARTY TRANSACTIONS

At December 31, 2016 and June 30, 2016, there were no related party transactions.

NOTE 5. INTANGIBLE ASSETS

The Company is developing software. The development cost for the period ended December 31 2016 is $14,625. The software has an infinite useful life and will be tested annually for impairment.

	December 31, 2016	June 30, 2016

Software	$14,625	$646,980
Less: Impairment Charges		(646,980)
Less: Accumulated Amortization	—	—
Software - net	$-14,625-	$-0-

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

At December 31, 2016 and June 30, 2016 the Company had notes payable in the amount of $530,000 and $0, respectively.

NOTE 7. CONVERTIBLE DEBT AND WARRANTS

The Company has recorded derivative liabilities associated with convertible debt instruments and warrants, as more fully discussed at Note 8.

(A) Convertible Debt

On October 2, 2015, the Company completed an offering of its 3.85% Convertible Promissory Notes (the “3.85% Notes”) in the aggregate principal amount of $617,578 and on December 7, 2015 the Company completed an offering of its 10% Convertible Promissory Notes (the “10% Notes”) in the aggregate principal amount of $250,000 (the “10% Notes”, and together with the 3.85% Notes, each a “Note” and collectively, the “Notes”), as applicable, with certain “accredited investors” (the “Investors”), as defined under Regulation D, Rule 501 of the Securities Act. The entire principal amount of the Notes remaining outstanding at December 31, 2016 was $417,588, such amount being exclusive of securities converted into the Notes separate from the offering of the Notes. Pursuant to the offering of the Notes, the Company received $617,578 and $250,000 in net proceeds on October 2, 2015 and December 7, 2015, respectively.

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

The company entered into convertible notes with eleven third party accredited investors from December 2015 to December 2016. In addition to the terms customarily included in such instruments, the Notes began accruing interest on the date that each Investor submitted the principal balance of such Investor’s Note, with the interest thereon becoming due and payable on terms specified in said date (see below). Interest rates range from 5% to 10% and are due at various dates from August 2016 to March 2018. These notes are convertible at any time by the investor, prior to the note principal and interest being repaid at rates ranging from $0.006 to $0.033 per share, subject to change due to a ratchet feature contained in most of the notes.

Issue Date	Maturity Date	Interest rate	Interest rate (default)	Principal
10/2/2015	10/2/2017	3.85%	18%	617,578.00
12/7/2015	11/30/2017	10.00%	10%	250,000.00
2/4/2016	8/4/2016	5.00%	na	15,000.00
4/26/2016	3/30/2018	10.00%	18%	25,000.00
4/26/2016	3/30/2018	10.00%	18%	50,000.00
4/27/2016	3/30/2018	10.00%	18%	300,000.00
5/13/2016	5/13/2017	10.00%	22%	700,000.00
6/14/2016	5/30/2017	10.00%	18%	75,000.00
7/21/2016	3/30/2017	10.00%	10%	75,000.00
8/23/2016	2/23/2017	10.00%	18%	15,000.00
9/22/2016	4/22/2017	10.00%	22%	225,000.00
10/18/2016	7/18/2017	10.00%	18%	150,000.00
Total Convertible Notes				2,497,578.00

(B) Terms of Debt

The debt carries interest between 3.85% and 10%, and is due in October 2017 through March 2018.

All convertible debt in connection with the Notes Offering are convertible at $0.026 and $0.033/share (on December 31, 2016), however, the Notes include a “ratchet feature”, which allows for a lower offering price based on market prices.

(C) Future Commitments

At December 31, 2016, the Company has outstanding convertible debt of $1,920,088 which is payable within the next fifteen months.

(D) Warrants

The Company issued six warrants dated from February to July 2016. Four of the warrants are related to consulting agreements and two are related to convertible note holders. All warrants issued through December 31, 2016 were accounted for as derivative liabilities, as the warrants were not held on reserve at and therefore tainted. See Note 8. Two warrants issued were exercised during the period ended September, 2016. The details are:

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

NOTE 8. DERIVATIVE LIABILITIES

The Company identified conversion features embedded within convertible debt and warrants issued in the period ended December 31, 2016. The Company has determined that the features associated with the embedded conversion option, in the form a ratchet provision, should be accounted for at fair value, as a derivative liability, as the Company cannot determine if a sufficient number of shares would be available to settle all potential future conversion and warrant transactions.

As a result of the application of ASC No. 815, the fair value of the ratchet feature related to convertible debt and warrants is summarized as follow:

	December 31, 2016	June 30, 2016
Carried forward from the prior period ended	$20,143,189	$
Fair value at the commitment date - convertible debt	$613,957		$6,142,583
Fair value at the commitment date - warrants	359,163		1,541,236
Fair value mark to market adjustment - convertible debt	(14,405,830)		10,641,842
Fair value mark to market adjustment - warrants	(2,062,007)		1,817,529
Reclassified to additional paid in capital	(1,344,284)
Totals	$3,304,188		$20,143,189

The fair value at the commitment and re-measurement dates for the Company’s derivative liabilities were based upon the following management assumptions as December 31, 2016:

	Commitment Date	Re-measurement Date
Expected dividends	0%	0%
Expected volatility	220%	243%
Expected term	0.5 to 5 years	0.00-4.58 years
Risk free interest rate	0.39%-1.14%	0.62%- 1.93%

NOTE 9. CONVERTIBLE DEBT - NET

The Company recorded the debt discount to the extent of the gross proceeds raised, and expensed immediately the remaining fair value of the derivative liability, as it exceeded the gross proceeds of the note.

The Company recorded debt discount of $315,598 as of December 31, 2016 and $2,076,912 for the year ended June 30, 2016.

Accumulated amortization of debt discount amounted to $1,619,379 as of December 31, 2016 and $487,399 for the year ended June 30, 2016. The Company recorded amortization expense of the debt issuance cost of $1,131,979 as of December 31, 2016 and $487,399 for the year ended June 30, 2016.

	December 31, 2016	June 30, 2016
Balance Prior Year	443,065	85,000
Proceeds	$465,000	2,032,578
Repayments	(581,112)	(85,000)
Less: gross Debt Discount recorded	(318,598)	(2,076,912)
Add: Amortization of Debt Discount	1,131,979	487,399
Less Current portion	(195,067)	(108,953)
Long-Term Convertible Debt	$945,267	334,112

NOTE 10. EQUITY

For the six-month period ended December 31, 2016 36,466,902 shares of common stock were issued bringing the total shares issued and outstanding to 89,799,478.

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

Pursuant to the terms of the Share Exchange Agreement, as of the Effective Date, we agreed to issue 38,037,120 shares of our unregistered common stock to the shareholders of Klear Kapture in exchange for 10,000 shares of its common stock, representing 100% of its issued and outstanding common stock in the Share Exchange. As part of the Share Exchange, we purchased 107,261,000 shares of our common stock from our former executive officers and directors for a price of approximately $ 0.00318 per share (an aggregate of $345,000). Upon the Effective Date, Klear Kapture became a wholly owned subsidiary of our company and our pro-forma shares of common stock outstanding giving effect to the repurchase of shares from our former executive officers and directors is 53,343,620. Robert Gruder who was appointed as our Chief Executive Officer and a Director in connection with the Share Exchange received 30,296,563 shares of our common stock in exchange for 7,965 shares of Klear Kapture’s common stock he previously owned. Mr. Gruder’s ownership of our common stock at the exchange date represented approximately 56.8% of our issued and outstanding shares of common stock. At September 30, 2016 Mr. Gruder’s ownership of our common stock represents approximately 30.8% of our issued and outstanding shares.

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

On September 9, 2016, the company issued 2,500,000 shares of its common stock to Long Side Ventures LLC in exchange for $65,000.00 of the purchaser’s convertible note payable. The original issuance date of the $ 151,072.71 note payable was October 2, 2015. The exercise price of the note was stated at $0.026 per common share. The proceeds reduced Convertible Notes Payable $65,000.00.

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

On October 24, 2016, the company issued 1,807,229 shares of its common stock to Susannah Forest 2011 Revocable Trust in exchange for $150,000.00 of the purchaser’s convertible note payable. The original issuance date of the $ 250,000.00 note payable was December 7, 2015. The exercise price of the note was stated at 75% of the volume weighted average price of the Company’s common stock for a 5-day period prior to the conversion date, subject to certain minimum and maximum conversion prices. The proceeds reduced Convertible Notes Payable $150,000.00.

On October 26, 2016, the company issued 3,534,706 shares of its common stock to Bezalel Partners, LLC in exchange for $60,090.00 of the purchaser’s convertible note payable. The original issuance date of the $ 164,359.76 note payable was October 2, 2015. The exercise price of the note was stated at $0.017. The proceeds reduced Convertible Notes Payable $60,090.00.

On November 29, 2016, the company issued 268,102 shares of its common stock to R&T Sports Marketing, Inc. in exchange for $25,000.00 of the purchaser’s convertible note payable. The original issuance date of the $ 25,000.00 note payable was April 26, 2016. The exercise price of the note was stated at 75% of the volume weighted average price of the Company’s common stock for a 5-day period prior to the conversion date, subject to certain minimum and maximum conversion prices. The proceeds reduced Convertible Notes Payable $25,000.00.

On December 6, 2016, the company issued 157,895 shares of its common stock to Atlanta Capital Partners, LLC in exchange for $15,000.00 of the purchaser’s convertible note payable. The original issuance date of the $ 15,000.00 note payable was August 23, 2016. The exercise price of the note was stated at 75% of the volume weighted average price of the Company’s common stock for a 5-day period prior to the conversion date. The proceeds reduced Convertible Notes Payable $15,000.00.

On December 7, 2016, the company issued 2,900,000 shares of its common stock to Taconic Group, LLC in exchange for $75,400.00 of the purchaser’s convertible note payable. The original issuance date of the $ 151,072.71 note payable was October 2, 2015. The exercise price of the note was stated at $0.026 per common share. The proceeds reduced Convertible Notes Payable $75,400.00.

On December 7, 2016, the company issued 3,731,343 shares of its common stock to Edgestone Associates, Inc. in exchange for $37,500.00 of the purchaser’s convertible note payable. The original issuance date of the $ 700,000.00 note payable was May 13, 2016. The exercise price of the note was stated at 50% multiplied by the Market Price, defined as the lowest Trading Price for the Common Stock during the twenty (20) Trading Day period ending on the last complete Trading Day prior to the Conversion Date. The proceeds reduced Convertible Notes Payable $37,500.00.

On December 8, 2016, the company issued 1,346,221 shares of its common stock to Summit Trading Partners, LLC in exchange for $50,000.00 of the purchaser’s convertible note payable. The original issuance date of the $ 50,000.00 note payable was April 26, 2016. The exercise price of the note was stated at 75% of the volume weighted average price of the Company’s common stock for a 5-day period prior to the conversion date, subject to certain minimum and maximum conversion prices. The proceeds reduced Convertible Notes Payable $50,000.00.

On December 15, 2016, the company issued 4,017,648 shares of its common stock to Bezalel Partners, LLC in exchange for $68,300.00 of the purchaser’s convertible note payable. The original issuance date of the $ 164,359.76 note payable was October 2, 2015. The exercise price of the note was stated at $0.017. The proceeds reduced Convertible Notes Payable $68,300.00.

On December 26, 2016, the company issued 1,200,000 shares of its common stock to Taconic Group, LLC in exchange for $31,200.00 of the purchaser’s convertible note payable. The original issuance date of the $ 151,072.71 note payable was October 2, 2015. The exercise price of the note was stated at $0.026 per common share. The proceeds reduced Convertible Notes Payable $31,200.00.

NOTE 11. SUBSEQUENT EVENTS

The Company follows the guidance in Section 855-10-50 of the FASB Accounting Standards Codification for the disclosure of subsequent events. The company will evaluate subsequent events through the date of the issuance of the financial statements.

On January 11, 2017, the Company received a default notice related to the Company’s Batterfly acquisition. On July 11, 2016 the Company entered into a Stock Purchase Agreement (the “Agreement”) with the sellers of Batterfly Energy, Ltd. Pursuant to the agreement, and the related Promissory Note (the “Note”), the Company was to make an initial payment of $500,000 to the Batterfly sellers, with $250,000 being due on October 6, 2016 and $250,000 being due on February 13, 2017. The default letter states that the Company failed to pay the initial $250,000 payment on October 6, 2016, which began to accrue interest of 11% from October 6, 2016. In addition, the default notice states that the Company owes $20,000 in aggregate to two of the Batterfly shareholders related to consulting fees associated with the Batterfly acquisition. Finally, the default notice states that a payment of $250,000, as well as an additional payment of $20,000 must be paid by January 23, 2017. The Company is currently deciding how to proceed and respond to the default notice.

On February 9, 2017 2,553,104 shares were issued in a conversion of a convertible note payable.

On February 9, 2017 4,480,000 shares were issued in a conversion of a convertible note payable.

On February 2, 2017, in connection with Huey Long’s engagement as the Chief Executive Officer of the Company, the Company granted to Mr. Long a total of 15,500,000 shares of the Company’s unregistered common stock, par value $0.001 per share (the “Common Stock”) via two stock grants, one for 15,000,000 shares of unregistered Common Stock and one for 500,000 shares of unregistered Common Stock. 3,750,000 shares of Common Stock in the first grant will vest on August 2, 2017 and 3,750,000 shares of Common Stock in the first grant will vest on February 2, 2018. The balance of 7,500,000 shares of Common Stock will thereafter vest pro rata over the following 12 months. The 500,000 shares in the second grant will vest shall vest on the Company achieving positive cash flow and meeting such other goals as determined by the Board.

On March 1, 2017, in connection with William Singer’s engagement as Executive Vice President of Sales and Marketing of the Company, the Company granted to Mr. Singer a total of 6,000,000 shares of the Company’s unregistered Common Stock. 1,500,000 shares of the Common Stock will vest on March 1, 2018 and thereafter 250,000 shares of the Common Stock will vest each month thereafter.

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

General

We were incorporated in Wyoming on March 20, 2013 and our principal business was providing consumers with an alternative way to capture, manage, share, broadcast and enjoy situational life experiences. Prior to October 2, 2015, when we acquired by Klear Kapture, Inc., a Delaware corporation (“Klear Kapture”), our name was “Blue Sky Media Corporation,” and our principal business was developing, financing, producing and distributing motion pictures and related entertainment products.

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

Life Clips is restructuring to become a global consumer electronics company focused on developing hardware and accessories for mobility through the Mobeego brand and Digital Imaging Products through the Hewlett Packard (HP) brand. We are developing the design, sourcing, logistics and sales operations to quickly increase our sales of our existing products and put us in a position to launch new product in 2017.

Our common stock is quoted for trading on the OTCQB under the symbol “LCLP.” Our principal executive offices are located at Harbour Centre, 18851 NE 29th Avenue., Suite 700, Aventura, FL 33180. Our telephone number is (800) 292-8991.

Significant Accounting Policies

Please see Note 2 to the Company’s unaudited financial statements as of and for the three and six months ended December 31, 2016 included in this Annual Report for a discussion of the Company’s significant accounting policies.

Results of Operations

For the six months ended December 31, 2016 and 2015, we had gross revenues of $86,176 and $0 respectively.

Total operating expenses were $2,236,922 compared with $201,591 for the six months ended December 31, 2016 and 2015, respectively. In connection with the completion of the share exchange transaction with Klear Kapture on October 2, 2015, the Company received additional working capital. The Company believed that continuing to operate its existing line of business was not in the best interests of its shareholders. New management decided to change the primary focus of the business. Using the new working capital, the Company continued developing Klear Kapture’s concepts of an innovative state-of-the-art action camera set. Operating expenses therefore increased significantly due to software and design costs associated with the developing including adding new employees.

Net income for the six months ended December 31, 2016 was $3,537,865 as compared to net loss of $5,044,180 at December 31, 2015. The increased net income was primarily due to calculations of SFAS 123R, which requires that companies use a fair value method to value stock options and other forms of share-based payments and recognize the related compensation expense in calculating net earnings. SFAS 123R applies to all companies that have issued stock options and other stock-based compensation, whether the firm is a large public company with actively traded, liquid stock, a public company whose stock is thinly traded, or a private company.

The Company is focusing its business model on the development of mobile power and imaging products for the success of continued operations. We are immediately increasing our sales efforts on our unique products that are already available such as the Mobeego one-time charger for mobile devices. This device allows you to use your smartphone, tablet or any mobile device up to 4 hours on a single emergency charge. Once your done you simply dispose of the recyclable battery.

Liquidity and Capital Resources

As of the period ending December 31, 2016 the Company had cash on hand of $13,717, total current assets of $75,819 and total assets of $104,161, total current liabilities of $4,149,150 and total shareholder’s deficit of $16,916,471.

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

The Company has no agreements in place with its shareholders, officer and director or with any third parties to fund operations beyond the end of the Company’s December 31, 2016 period ended. The Company has not negotiated nor has available to it any other third party sources of liquidity.

Cash flows used by operating activities for the six months period ended December 31, 2016 were $908,391 compared to cash flows used in operating activities of $229.923 to the six months period ended December 31, 2015.

Cash flows used in investing activities totaled $47,125 for the six months period ended December 31, 2016 and $88,957 for the six months period ended December 31, 2015.

Cash flows provided by financing activities totaled $500,000 for the six months period ended December 31, 2016 and cash flows provided by financing activities totaled $522,577 for the six months period ended December 31, 2015.

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

Changes in internal controls

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1 A. Risk Factors

Smaller reporting companies are not required to provide the information required by this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On December 7, 2015, we entered into a Securities Purchase Agreement (the “Purchase Agreement”) with Susannah Forest (the “Purchaser”) under which the Company issued a Secured Convertible Promissory Note (the “Note”) to the Purchaser in a private placement. The Note was offered and sold in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”) and Rule 506(b) of Regulation D thereunder. The Purchaser also qualified as an “accredited investor” within the meaning of Rule 501 of Regulation D. The Company received gross proceeds of $250,000.00 from the sale of the Note.

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

On September 9, 2016, the company issued 2,500,000 shares of its common stock to Long Side Ventures LLC in exchange for $65,000.00 of the purchaser’s convertible note payable. The original issuance date of the $ 151,072.71 note payable was October 2, 2015. The exercise price of the note was stated at $0.026 per common share. The proceeds reduced Convertible Notes Payable $65,000.00.

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

On October 24, 2016, the company issued 1,807,229 shares of its common stock to Susannah Forest 2011 Revocable Trust in exchange for $150,000.00 of the purchaser’s convertible note payable. The original issuance date of the $ 250,000.00 note payable was December 7, 2015. The exercise price of the note was stated at 75% of the volume weighted average price of the Company’s common stock for a 5-day period prior to the conversion date, subject to certain minimum and maximum conversion prices. The proceeds reduced Convertible Notes Payable $150,000.00.

On October 26, 2016, the company issued 3,534,706 shares of its common stock to Bezalel Partners, LLC in exchange for $60,090.00 of the purchaser’s convertible note payable. The original issuance date of the $ 164,359.76 note payable was October 2, 2015. The exercise price of the note was stated at $0.017. The proceeds reduced Convertible Notes Payable $60,090.00.

On November 29, 2016, the company issued 268,102 shares of its common stock to R&T Sports Marketing, Inc. in exchange for $25,000.00 of the purchaser’s convertible note payable. The original issuance date of the $ 25,000.00 note payable was April 26, 2016. The exercise price of the note was stated at 75% of the volume weighted average price of the Company’s common stock for a 5-day period prior to the conversion date, subject to certain minimum and maximum conversion prices. The proceeds reduced Convertible Notes Payable $25,000.00.

On December 6, 2016, the company issued 157,895 shares of its common stock to Atlanta Capital Partners, LLC in exchange for $15,000.00 of the purchaser’s convertible note payable. The original issuance date of the $ 15,000.00 note payable was August 23, 2016. The exercise price of the note was stated at 75% of the volume weighted average price of the Company’s common stock for a 5-day period prior to the conversion date. The proceeds reduced Convertible Notes Payable $15,000.00.

On December 7, 2016, the company issued 2,900,000 shares of its common stock to Taconic Group, LLC in exchange for $75,400.00 of the purchaser’s convertible note payable. The original issuance date of the $ 151,072.71 note payable was October 2, 2015. The exercise price of the note was stated at $0.026 per common share. The proceeds reduced Convertible Notes Payable $75,400.00.

On December 7, 2016, the company issued 3,731,343 shares of its common stock to Edgestone Associates, Inc. in exchange for $37,500.00 of the purchaser’s convertible note payable. The original issuance date of the $ 700,000.00 note payable was May 13, 2016. The exercise price of the note was stated at 50% multiplied by the Market Price, defined as the lowest Trading Price for the Common Stock during the twenty (20) Trading Day period ending on the last complete Trading Day prior to the Conversion Date. The proceeds reduced Convertible Notes Payable $37,500.00.

On December 8, 2016, the company issued 1,346,221 shares of its common stock to Summit Trading Partners, LLC in exchange for $50,000.00 of the purchaser’s convertible note payable. The original issuance date of the $ 50,000.00 note payable was April 26, 2016. The exercise price of the note was stated at 75% of the volume weighted average price of the Company’s common stock for a 5-day period prior to the conversion date, subject to certain minimum and maximum conversion prices. The proceeds reduced Convertible Notes Payable $50,000.00.

On December 15, 2016, the company issued 4,017,648 shares of its common stock to Bezalel Partners, LLC in exchange for $68,300.00 of the purchaser’s convertible note payable. The original issuance date of the $ 164,359.76 note payable was October 2, 2015. The exercise price of the note was stated at $0.017. The proceeds reduced Convertible Notes Payable $68,300.00.

On December 26, 2016, the company issued 1,200,000 shares of its common stock to Taconic Group, LLC in exchange for $31,200.00 of the purchaser’s convertible note payable. The original issuance date of the $151,072.71 note payable was October 2, 2015. The exercise price of the note was stated at $0.026 per common share. The proceeds reduced Convertible Notes Payable $31,200.00.

Item 3. Defaults upon Senior Securities

Please see Note 6 to the financial statements included in Item 1 to this Annual Report on Form 10-K, which is incorporated herein by this reference.

Item 4. Mining Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

Number	Exhibit

3.1	Articles of Incorporation, as amended (incorporated by reference to Exhibit 3.1.3 and Exhibit 3.1.2 to the registrant’s Form S-1 filed on August 15, 2016)

3.2	Bylaws (incorporated by reference to Exhibit 3.3 to the registrant’s Form S-1 filed on September 19, 2014)

31.1**	Certification of the Chief Executive Officer, as the principal executive officer and the principal financial officer, pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted in accordance with section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of the Chief Executive Officer, as the principal executive officer and the principal financial officer, under 18 U.S.C. Section 1350, as adopted in accordance with Section 906 of the Sarbanes-Oxley Act of 2002

** Filed Herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: March 13, 2017	LIFE CLIPS, INC.

	By:	/s/ Victoria Rudman
Victoria Rudman,
Chief Financial Officer

