Form 10-Q/A
period 2016-12-31
Life Clips, Inc.
filed 2017-03-14
CIK 1604930

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

On various dates in February 2017, the Company entered into agreements with five third parties to issue up to a total of $450,000 of convertible promissory notes (the “Notes”).  $15,000 in principal amount of Notes were issued to memorialize funds that had previously been provided to the Company, and the balance were, or are to be, issued for new funds being loaned to the Company. $135,000 of principal amount of Notes were issued at the initial closings in February, and $100,000 of principal amount of Notes were expected to be issued on March 1, 2017, but were not in fact issued and are currently expected to be issued shortly.  The balance of the Notes are expected to be issued on April 3, 2017 ($100,000), May 1, 2017 ($50,000) and June 1, 2017 ($50,000).  The Notes were issued pursuant to an exemption available under Section 4(a)(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D thereunder.

The Notes carry interest of 10% per year, and are due and payable 1 year from the issuance date. The Company may prepay any amount outstanding under the Notes at a 50% premium, subject to the acceptance of the prepayment by the applicable noteholder.

Noteholders:

Edgestone Associates, Inc.

Longside Ventures, LLC

Summit Trading, Inc.

Susannah Forest

Taconic Group, LLC

Each noteholder has the right to convert the principal and accrued interest under the applicable Note into shares of common stock of the Company, at a conversion price equal to 50% multiplied by the lowest trading price for the common stock on the OTC Marketplace (or whichever market on which the common stock is trading) during the 20 trading-day period ending on the last complete trading day prior to the date of conversion. The Notes also provide that if the Company enters into any subsequent issuances of notes, etc., in which any third party has a conversion right at a lower price, or has a longer look-back period, then the conversion price and/or look-back period, as applicable, under the Notes will be adjusted to match those terms. The conversion is subject to a limitation that the holder may not covert the Note if doing so would result in such holder having beneficial ownership of more than 4.99% of the outstanding shares of common stock, provided that this limitation is waivable by the holder.

The conversion price subject to equitable adjustments for stock splits, stock dividends or rights offerings by the Company relating to the Company’s securities or the securities of any subsidiary of the Company, combinations, recapitalizations, reclassifications, extraordinary distributions and similar events.

As long as the Company has any obligations under the Notes, the Company may not, without the consent of each of the noteholders, (i) pay, declare or set apart for such payment, any dividend or other distribution (whether in cash, property or other securities) on shares of capital stock other than dividends on shares of Common Stock solely in the form of additional shares of common stock; (ii) directly or indirectly or through any subsidiary make any other payment or distribution in respect of its capital stock except for distributions pursuant to any shareholders’ rights plan which is approved by a majority of the Company’s disinterested directors; or (iii) redeem, repurchase or otherwise acquire any shares of capital stock of the Company or any warrants, rights or options to purchase or acquire any such shares.

It is an event of default under each Note if, among other items, if (i) the Company fails to pay principal or interest as due and such breach continues for a period of 5 days (ii) the Company fails to reserve a sufficient amount of shares of common stock as required under the terms of the Note and such breach continues for a period of 5 days), fails to issue shares of common stock to the noteholder as required by the Note; (iii) the Company breaches any material covenant or other material term or condition contained in the Note and any collateral documents and such breach continues for a period of 10 days after written notice thereof to the Company from the noteholder; (iv) any representation or warranty of the Company is false or misleading in any material respect when made and the breach of which has (or with the passage of time will have) a material adverse effect on the rights of the noteholder with respect to the Note; (v) the Company or any subsidiary of the Company makes an assignment for the benefit of creditors, or applies for or consents to the appointment of a receiver or trustee for it or for a substantial part of its property or business, or such a receiver or trustee is otherwise appointed; (vi) any money judgment, writ or similar process is entered or filed against the Company or any subsidiary of the Company or any of its property or other assets for more than $25,000, and remains unvacated, unbonded or unstayed for a period of 20 days unless otherwise consented to by the noteholder; (vii) bankruptcy, insolvency, reorganization or liquidation proceedings or other proceedings for relief under any bankruptcy law or any law for the relief of debtors are instituted by or against the Company or any subsidiary of the Company; (viii) the Company fails to maintain the listing or quotation of the common stock on the OTC Markets, the Nasdaq Global Market, the Nasdaq Capital Market, the New York Stock Exchange, or the NYSE MKT; (ix) the Company fails to comply with the reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and/or the Company ceases to be subject to the reporting requirements of the Exchange Act; (x)  there occurs any dissolution, liquidation, or winding up of Company or any substantial portion of its business; (xi) the Company ceases operations or admits it is otherwise generally unable to pay its debts as such debts become due; (xii) the Company restates any financial statements filed by the Company with the SEC for any date or period from two years prior to the issuance date of the Note if the result of such restatement would constitutes a material adverse effect on the rights of the noteholder; (xiii) the Company effectuates a reverse split of its common stock without 20 days’ prior written notice to the noteholder; (xiv) the Company replaces its transfer agent, and the Company fails to provide prior to the effective date of such replacement, fully executed Irrevocable Transfer Agent Instructions signed by the successor transfer agent; (xv) the Company breaches or defaults with respect to any covenant or other term or condition contained in any of the other financial instrument issued by the Company to the applicable noteholder (after the passage of all applicable notice and cure or grace periods), provided that a default under this provision is at the option of the noteholder; or (xvi) the lowest trading price of the common stock on the OTC Markets or other applicable principal trading market for the common stock is equal to or less than $0.0001.

Upon any event of default, the Company is required to repay all amounts then due under the Note, at a 50% premium.

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

Dated: March 14, 2017	LIFE CLIPS, INC.

	By:	/s/ Victoria Rudman
Victoria Rudman,
Chief Financial Officer

