Form 10-Q
period 2017-03-31
Life Clips, Inc.
filed 2017-05-19
CIK 1604930

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] Quarterly report pursuant section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2017

[  ] Transition report pursuant section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ________________ to ________________

Commission file number 000-55697

Life Clips, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Wyoming	3861	46-2378100
(State or Other Jurisdiction of Incorporation or Organization)	(Primary Standard Industrial Classification Code Number)	(I.R.S. Employer Identification No.)

18851 NE 29th Ave, Suite 700 Aventura, FL		33180
(Address of principal executive offices)		(Zip Code)

Registrant’s telephone number including area code: (800) 292-8991

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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 19, 2016
Common Stock, $0.001 par value per share	137,193,629

Indicate by check mark whether the registrant is an “emerging growth company” as defined in Section 2(a) of the Securities Act and Section 3(a) of the Exchange Act. Yes [X] No [  ]

Indicate by check mark whether the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act and Section 13(a) of the Exchange Act. ___

LIFE CLIPS, INC.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2017

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Life Clips, Inc. and Subsidiary

Balance Sheets

	March 31, 2017	June 30, 2016
	(Unaudited)	(Audited)
ASSETS
Current assets
Cash	$172,188	$469,233
Due from related party
Total current assets	$172,188	$469,233
Other Current Assets
Accounts Receivable	9,062	-
Inventory - Cameras and Accessories	37,790	-
Other Current Assets	-	-
Deposit	-	240,000
Investment - Batterfly Energy LTD	32,500	-
Total other current assets	$79,351	$240,000
Fixed Assets
Developed Software	-	-
Total Fixed Assets	-	-
Total assets	$251,540	$709,233

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities
Accounts Payable	$236,910	$162,759
Accrued Expense and Interest Payable	176,310	48,476
Note Payable (net of discount of $466,130 and $681,047, respectively)	602,671	108,953
Note Payable - Batterfly Energy LTD	500,000	-
Payroll Tax Liabilities	18,745	8,195
Derivative Liabilities	1,959,832	1,518,085
Total Current Liabilities	3,494,468	1,846,468
Long Term Liabilities
Derivative Liability - Convertible Notes Payable	307,917	18,625,104
Convertible Notes Payable (Net of debt discount of $1,393,152 and $908,466, respectively.)	975,267	334,112
Total Long Term Liabilities	1,283,184	18,959,216
Total Liabilities	4,777,652	20,805,684

Shareholders' deficit
Preferred stock, ($0.001 par value; 20,000,000 shares authorized, no shares were issued and outstanding).	-	-
Common stock, ($0.001 par value; 300,000,000 shares authorized, 79,370,345 and 53,332,576 shares issued and outstanding as of March 31, 2017 and June 30, 2016, respectively).	79,370	53,333
Additional paid in capital	11,823,180	304,666
Accumulated deficit	(16,428,762)	(20,454,450)
Total shareholders' deficit	(4,526,212)	(20,096,451)

Total liabilities and shareholders' deficit	$251,440	$709,233

The accompanying notes are an integral part of these condensed, consolidated financial statements.

Life Clips, Inc. and Subsidiary

Statements of Operations

For the Three and Nine Months ended March 31, 2017 and 2016

(Unaudited)

	For the three month	For the three month	For the nine month	For the nine month
	period ended	period ended	period ended	period ended
	March 31, 2017	March 31, 2016	March 31, 2017	March 31, 2016
Revenues
Revenues	$3,662	$534	$89,827	$534
Cost of goods sold	14,203	-	68,472	-
Gross profit	(10,541)	534	21,355	534
Operating costs:
Compensation paid with stock	-	-	-	-
Finance Costs	-	-	51,000	33,935
Payroll Expense	2,269	49,992	160,996	107,574
Product Development Expense	-	22,464	4,191	45,824
Professional Fees	172,982	30,908	1,983,697	52,341
Licensing Fees	-	-	137,000	-
Marketing Expense	-	-	3,886	-
Software Fees and Support	148	42,880	2,995	51,796
Travel, Meals and Entertainment	9,695	6,090	29,523	21,429
Other general and administrative expenses	47,814	11,293	94,094	53,150
Total operating costs	232,908	163,627	2,467,381	366,049
Gain/(Loss) from operations	(243,449)	(163,093)	(2,446,026)	(365,515)
Other income (expense)
Interest expense	(47,589)	(12,175)	(139,608)	(20,824)
Amortization of Debt Discount	(523,700)	(108,305)	(1,655,679)	(238,793)
Gain/(Loss) on Derivative	1,300,009	89,358	14,457,887	(4,614,094)
Loss on Acquisition of Batterfly Energy LTD	-	-	(6,191,000)	-
Total Other Income (Expense)	728,720	(31,122)	6,471,600	(4,873,711)
Gain/(Loss) before income taxes	485,271	(194,215)	4,025,574	(5,239,226)
Provision for income taxes	-	-	-	-
Net gain/(loss)	$485,271	$(194,215)	$4,025,574	$(5,239,226)
Basic earnings per share	0.01	**	0.05	0.07
Weighted average number of common shares outstanding	90,735,508	53,332,576	77,490,520	75,745,579

**Less than $0.01

The accompanying notes are an integral part of these condensed, consolidated financial statements.

Life Clips, Inc. and Subsidiary

Statement of Cash Flows

For the Nine Months Ended

(Unaudited)

	March 31, 2017	March 31, 2016
Cash flows from operating activities:
Net gain/(loss)	$4,025,574	$(5,239,226)
Common Stock Compensation	1,670,158	-
Accounts Receivable	(9,062)	-
Inventory	(37,790)	(48,411)
Deposit	240,000	-
Other Current Assets	(11,266)	2,712
Changes in derivative liabilities	(14,457,887)	4,614,094
Amortization of Debt discount	1,655,679	238,793
Loss on Batterfly acquisition	6,191,000	-
Adjustments to reconcile Net Income to Net Cash provided by operations:
Accounts Payable	(74,151)	-
Accrued expense and interest payable	(245,985)	6,083
Payroll tax liabilities	(10,550)	5,493
Net cash (used in) operating activities	$(1,064,279)	$(420,462)

Cash flows from investing activities:
Investment - Batterfly Energy Ltd	(32,500)
Developed software	-	(51,892)
Net cash (used in) provided by investing activities	$(32,500)	$(51,892)

Cash flows from financing activities:
Repurchase of common stock	-	(345,000)
Loans payable - Others	-	(35,000)
Proceed from convertible notes payables	800,034	867,577
Net cash provided by financing activities	$800,034	$487,577

Net cash increased in cash	(296,745)	15,223

Cash at beginning of period	468,933	2,644

Cash at end of period	$172,188	$17,867

Supplemental Disclosures of cash flow information:
Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

NON-CASH TRANSACTIONS AFFECTING OPERATING, INVESTING AND FINANCING ACTIVITIES

Value of common shares issued as payment of debt	$482,208	$65,000
Value of common shares issued for services	$35,400	$-
Value of common shares returned to treasury	$27,617	$-
Value of common shares issued for acquisition of Batterfly Energy LTD	$5,091,000	$5,091,000
Issuance of Common Stock for acquisition of Batterfly Energy LTD	9,500,000	-
Issuance of Common Stock for convertible notes payable	16,113,462	-
Issuance of Common Stock for services	3,000,000	-
Notes payable	$850,034	$-

The accompanying notes are an integral part of these condensed, consolidated financial statements.

Life Clips, Inc.

Footnotes to Financial Statements March 31, 2017

NOTE 1. ORGANIZATION AND OPERATIONS

Business and basis of presentation – Life Clips, Inc. (the “Company”) was incorporated in Wyoming on March 20, 2013 as Blue Sky Media Corporation and its principal business was developing, financing, producing and distributing motion pictures and related entertainment products. Following the Company’s October 2, 2015 acquisition of Klear Kapture, Inc. (“Klear Kapture”), the Company continued Klear Kapture’s business of developing a body camera and an auditable software solution suitable for use by law enforcement. The Company changed its name to Life Clips, Inc. on November 3, 2015 in order to better reflect its business operations at the time.

On October 2, 2015, the Company completed the acquisition of 100% of Klear Kapture, Inc. (“Klear Kapture”) its issued and outstanding common stock in exchange for 38,037,120 shares of the Company’s unregistered common stock. As part of the Share Exchange, the Company purchased 107,261,000 shares of its common stock from its former executive officers and directors for a price of $345,000. Upon the effective date of the transaction, Klear Kapture became a wholly owned subsidiary of the Company.

The Company acquired Batterfly Energy in July 2016. Batterfly manufactures the Mobeego® brand emergency cell phone batteries. The Mobeego provides an extra 20-40% shot of power to a cell phone without having to be tethered or charged. The batteries have a 10-year shelf life. The Company realized the packaging that was inherited did not convey the message properly and is in the process of re-packaging the product.

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

Intangible Asset – The Company is developing software. The development cost through March 31, 2017 has totaled $14,625. The software has an infinite useful life and will be tested annually for impairment.

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

NOTE 3. UNCERTAINTY OF ABILITY TO CONTINUE AS A GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying financial statements, the Company has minimal revenues, net accumulated losses since inception and a shareholders’ deficit of $(16,670,597). These factors raise doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on management funding operating costs and the successful production and sales release of the Life Clips camera. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 4. RELATED PARTY TRANSACTIONS

On January 12, 2017, in conjunction with his resignation as the Company’s Chief Executive Officer and a director, Robert Gruder agreed to cancel 27,617,226 shares of the Company’s common stock issued to him in connection with the acquisition of Klear Kapture.

NOTE 5. INTANGIBLE ASSETS

The Company was developing software as part of the Trademark License Agreement (the “Trademark Agreement”) it entered into with HP Inc. (“HP”). The development costs of $14,625 were impaired upon cancellation of the HP agreement on March 20, 2017 and an impairment charge of $14,625 was recorded in the period ended March 31, 2017. See Note 12.

	March 31, 2017	June 30, 2016

Software	$14,625	$646,980
Less: Impairment Charges	(14,625)	(646,980)
Less: Accumulated Amortization	—	—
Software - net	$-0-	$-0-

NOTE 6. NOTES PAYABLE

On July 14, 2016 the Company issued a $30,000 promissory note to NUWA Group, LLC. The promissory note is a standard, non-convertible note. The effective interest rate is 5.00% per annum, calculated yearly not in advance. The note is to be repaid in full on October 14, 2016. Note proceeds are to be used for operating expenses.

Pursuant to the Stock Purchase Agreement by and among Batterfly Energy, LTD and the Company, on July 11, 2016 the Company issued a $500,000 Promissory Note and Stock Pledge Agreement to the former shareholders of Batterfly Energy, LTD. The promissory note is a standard, non-convertible note. The effective interest rate is 1.00% with a default interest rate of 10.00%. The note is to be repaid in two (2) payments, $250,000 on October 11, 2016 and the balance due on February 13, 2017. The Company has not paid the amounts due under this note. See Note 12.

At March 31, 2017 and June 30, 2016 the Company had notes payable in the amount of $850,034 and $0, respectively.

NOTE 7. CONVERTIBLE DEBT AND WARRANTS

The Company has recorded derivative liabilities associated with convertible debt instruments and warrants, as more fully discussed at Note 8.

(A) Convertible Debt

On October 2, 2015, the Company completed an offering of its 3.85% Convertible Promissory Notes (the “3.85% Notes”) in the aggregate principal amount of $617,578 and on December 7, 2015 the Company completed an offering of its 10% Convertible Promissory Notes (the “10% Notes”) in the aggregate principal amount of $250,000 (the “10% Notes”, and together with the 3.85% Notes, each a “Note” and collectively, the “Notes”), as applicable, with certain “accredited investors” (the “Investors”), as defined under Regulation D, Rule 501 of the Securities Act. The entire principal amount of the Notes remaining outstanding at March 31, 2017 was $417,588, such amount being exclusive of securities converted into the Notes separate from the offering of the Notes. Pursuant to the offering of the Notes, the Company received $617,578 and $250,000 in net proceeds on October 2, 2015 and December 7, 2015, respectively.

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

The Company entered into convertible notes with eleven third party accredited investors from December 2015 to December 2016. In addition to the terms customarily included in such instruments, the Notes began accruing interest on the date that each Investor submitted the principal balance of such Investor’s Note, with the interest thereon becoming due and payable on terms specified in said date (see below). Interest rates range from 3.85% to 10% and are due at various dates from August 2016 to March 2018. These notes are convertible at any time by the investor, prior to the note principal and interest being repaid at rates ranging from $0.006 to $0.033 per share, subject to change due to a ratchet feature contained in most of the notes.

Issue Date	Maturity Date	Interest rate	Interest rate (default)	Total Principal	Converted	Net Principal
10/02/15	10/02/17	3.85%	18.00%	$617,578	$270,960	$346,618
12/07/15	11/30/17	10.00%	10.00%	250,000	150,000	100,000
02/04/16	08/04/16	5.00%	n/a	15,000	15,000	-
04/26/16	03/30/18	10.00%	18.00%	25,000	25,000	-
04/26/16	03/30/18	10.00%	18.00%	50,000	50,000	-
04/27/16	03/30/18	10.00%	18.00%	300,000	-	300,000
05/13/16	05/13/17	10.00%	22.00%	700,000	64,380	635,620
06/14/16	05/30/17	10.00%	18.00%	75,000	-	75,000
07/21/16	03/30/17	10.00%	10.00%	75,000	-	75,000
08/23/16	02/23/17	10.00%	18.00%	15,000	-	15,000
09/22/16	04/22/17	10.00%	22.00%	225,000	-	225,000
10/18/16	07/18/17	10.00%	18.00%	150,000	-	150,000
01/27/17	01/27/18	10.00%	18.00%	5,000	-	5,000
01/27/17	01/27/18	10.00%	18.00%	5,000	-	5,000
02/02/17	02/02/18	10.00%	18.00%	5,000	-	5,000
02/10/17	02/10/18	10.00%	18.00%	11,666	-	11,666
02/10/17	02/10/18	10.00%	18.00%	11,668	-	11,668
02/14/17	02/14/18	10.00%	18.00%	11,700	-	11,700
02/17/17	02/17/18	10.00%	18.00%	50,000	-	50,000
02/23/17	02/23/18	10.00%	18.00%	50,000	-	50,000
03/15/17	03/15/18	10.00%	18.00%	50,000	-	50,000
03/17/17	03/17/18	10.00%	18.00%	50,000	-	50,000
03/28/17	03/28/18	10.00%	18.00%	50,000	-	50,000
Total Convertible Notes				$2,797,612	$575,340	$2,222,272

(B) Terms of Debt

The debt carries interest between 3.85% and 10%, and is due in October 2017 through March 2018.

All convertible debt in connection with the Notes Offering are convertible at $0.026 and $0.033/share (on March 31, 2017), however, the Notes include a “ratchet feature”, which allows for a lower conversion price based on market prices.

(C) Future Commitments

At March 31, 2017, the Company has outstanding convertible debt of $2,222,272 which is payable within the next fifteen months.

(D) Warrants

The Company issued six warrants dated from February to July 2016. Four of the warrants are related to consulting agreements and two are related to convertible note holders. All warrants issued through March 31, 2017 were accounted for as derivative liabilities, as the warrants were not held on reserve at and therefore tainted. See Note 8. Two warrants issued were exercised during the period ended September, 2016. The details are:

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

NOTE 8. DERIVATIVE LIABILITIES

The Company identified conversion features embedded within convertible debt and warrants issued in the period ended March 31, 2017. The Company has determined that the features associated with the embedded conversion option, in the form a ratchet provision, should be accounted for at fair value, as a derivative liability, as the Company cannot determine if a sufficient number of shares would be available to settle all potential future conversion and warrant transactions.

As a result of the application of ASC No. 815, the fair value of the ratchet feature related to convertible debt and warrants is summarized as follow:

	March 31, 2017	June 30, 2016
Carried forward from the prior period ended	$20,143,189	$
Fair value at the commitment date - convertible debt	$613,957		$6,142,583
Fair value at the commitment date - warrants	359,163		1,541,236
Fair value mark to market adjustment - convertible debt	(15,355,804)		10,641,842
Fair value mark to market adjustment - warrants	(2,062,007)		1,817,529
Reclassified to additional paid in capital	(1,430,749)
Totals	$2,267,749		$20,143,189

The fair value at the commitment and re-measurement dates for the Company’s derivative liabilities were based upon the following management assumptions as of March 31, 2017:

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

The Company recorded debt discount of $318,598 as of March 31, 2017 and $2,076,912 for the year ended June 30, 2016.

Accumulated amortization of debt discount amounted to $1,161,979 as of March 31, 2017 and $487,399 for the year ended June 30, 2016. The Company recorded amortization expense of the debt issuance cost of $1,161,979 as of March 31, 2017 and $487,399 for the year ended June 30, 2016.

	March 31, 2017	June 30, 2016
Balance Prior Year	$443,065	$85,000
Proceeds	872,604	2,032,578
Repayments	(581,112)	(85,000)
Less: gross Debt Discount recorded	(318,598)	(2,076,912)
Add: Amortization of Debt Discount	1,161,979	487,399
Less Current portion	(602,671)	(108,953)
Long-Term Convertible Debt	$975,267	334,112

NOTE 10. STOCKHOLDERS’ EQUITY (DEFICIT)

Shares Authorized

On December 15, 2015, the Company filed Articles of Amendment to authorize 300,000,000 shares of common stock, par value $0.001 per share, authorize 20,000,000 shares of preferred stock, par value $0.001 per share and to effectuate a 1 for 11 forward stock split. All common stock and per share data for the period presented in this Quarterly Report on Form 10-Q has been adjusted to give effect to the forward stock split.

Preferred Stock

The Company has authorized 20,000,000 preferred shares with a par value of $0.001 per share. The Board of Directors is authorized to divide the authorized shares of Preferred Stock into one or more series, each of which shall be so designated as to distinguish the shares thereof from the shares of all other series and classes. As of March 31, 2017, the Board of Directors has not designated any classes of Preferred Stock and there are no shares of Preferred Stock issued or outstanding.

Common Stock Issued

For the nine-month period ended March 31, 2017, 53,654,995 shares of common stock were issued and 27,617,226 shares of common stock were returned by or former Chief Executive Officer and cancelled upon his resignation, bringing the total shares issued and outstanding to 79,370,345.

On February 3, 2017, the Company issued 2,533,104 shares of its common stock to Bezalel Partners, LLC in conversion of $35,969.76 of the purchaser’s convertible note payable principal and $7,433.00 in interest. The original issuance date of the $164,359.76 note payable was October 2, 2015. The conversion price of the note was stated at $0.017. The proceeds reduced Convertible Notes Payable to 43,402.76. This debt is now fully settled.

On February 8, 2017, the Company issued 4,480,000 shares of its common stock to Edgestone Associates, Inc. in conversion of $26,880.00 of the purchaser’s convertible note payable. The original issuance date of the $ 700,000.00 note payable was May 13, 2016. The conversion price of the note was stated at 50% multiplied by the Market Price, defined as the lowest Trading Price for the Common Stock during the twenty (20) Trading Day period ending on the last complete Trading Day prior to the Conversion Date. The proceeds reduced Convertible Notes Payable $26,880.00.

On March 1, 2017, the Company issued 3,00,000 shares of its common stock with a value of $0.0118 per common share to William Singer in connection with VP of Sales services performed in 2016.

On March 1, 2017, Robert Gruder returned 27,617,226 shares of the Company’s common stock to treasury.

On March 10, 2017, the Company issued 1,494,612 shares of its common stock to Atlanta Capital Partners, LLC in conversion of $15,000.00 of the purchaser’s convertible note payable plus $833.00 of interest. The original issuance date of the $ 15,000.00 note payable was August 23, 2016. The conversion price of the note was stated at 75% of the volume weighted average price of the Company’s common stock for a 5-day period prior to the conversion date. The proceeds reduced Convertible Notes Payable $15,833.00. This debt is now fully settled.

On March 30, 2017, the Company issued 5,660,377 shares of its common stock to St. George Investments LLC in conversion of $30,00.00 of the purchaser’s convertible note payable. The original issuance date of the $225,000.00 note payable was September 22, 2016. The conversion price of the note was stated at $0.026 per common share. The proceeds reduced Convertible Notes Payable $30,000.00.

On January 12, 2017, in conjunction with his resignation as the Company’s Chief Executive Officer and a director, Robert Gruder agreed to cancel 27,617,226 shares of the Company’s common stock issued to him in connection with the acquisition of Klear Kapture.

NOTE 11. STOCK INCENTIVE PLAN

On April 20, 2016, the Company adopted the Life Clips, Inc. 2016 Stock and Incentive Plan under which the Company may issue nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock grants and units, performance units and awards of cash. A maximum of 20,000,000 shares of common stock may be issued under the plan. Awards under the plan will be made at the discretion of the Board of Directors, although no awards have been made to date. Accordingly, the Company cannot currently determine the amount of awards that may be made under the plan.

NOTE 12. COMMITMENTS AND CONTINGENCIES

Acquisition of Batterfly Energy, Ltd

On June 10, 2016, we entered into a Stock Purchase Agreement with Batterfly Energy Ltd. (“Batterfly”), and all of its shareholders. On July 11, 2016, the transaction closed (the “Batterfly Closing Date”). The transaction closed on July 11, 2016. Under the terms of the Stock Purchase Agreement, the Company acquired all of the outstanding capital stock of Batterfly in exchange for the following consideration:

(i)	$1,000,000 in cash, of which $450,000 was paid at closing, with the remainder paid in installments on the dates that are 12 months and 16 months after the Batterfly Closing Date;

(ii)	a promissory note and stock pledge agreement issued by the Company payable to the Batterfly Shareholders in the amount of $500,000 payable in two installments of $250,000 on each of October 6, 2016 and $250,000 on February 13, 2017 (the “Batterfly Promissory Note”);

(iii)	10,000,000 shares of the Company’s unregistered common stock issued to the Batterfly shareholders, with 5,000,000 shares being issued to the Batterfly shareholders at Batterfly Closing Date, and the remaining 5,000,000 shares being held in escrow, to be released 50% on the one year anniversary of the Batterfly Closing Date, and 50% on the date that the Company has sold an aggregate of 1,000,000 units of Batterfly’s products; and

(iv)	quarterly payments of cash, up to an aggregate amount of $2,000,000, based on the number of Batterfly’s products sold by the Company after the Batterfly Closing Date.

On January 11, 2017, the Company received a default notice related to the Company’s failure to make any payments on the Batterfly Promissory Note. In addition, the default notice states that the Company owes $20,000 in aggregate to two of the Batterfly shareholders related to consulting fees associated with the Batterfly acquisition. Finally, the default notice states that a payment of $250,000, as well as an additional payment of $20,000 must be paid by January 23, 2017. The Company did not make the payments demanded and is currently in discussions with the Batterfly shareholders regarding the matters asserted in the default notice.

HP Trademark License Agreement Termination

On March 30, 2017, the Company entered into a termination agreement with HP whereby they terminated the Trademark License Agreement. Pursuant to the terms of the termination agreement, the Company agreed to pay HP $62,500.00 by July 15, 2017 and $62,500.00 by October 15, 2017. As of March 30, 2017, the Company agreed to refrain from using any HP trademarks on any products and confirmed that the Company did not have any HP Branded Products in its inventory.

Management Agreements

Huey Long

In connection with his engagement as the Chief Executive Officer of the Company, the Company entered into an Executive Employment Agreement with Huey Long (the “Agreement”) on February 2, 2017. The Agreement is for a one year term, which automatically renews for successive additional one-year terms unless either Mr. Long or the Company notifies the other party that they do not wish the Agreement to so renew. The Agreement provides that Mr. Long will serve as the Company’s Chief Executive Officer and as a member of the Board.

Pursuant to the Agreement, the Company will pay Mr. Long a salary of $300,000 annually, payable on a monthly basis with the first payment due on February 7, 2017. In addition, the Company granted to Mr. Long, effective as of February 2, 2017, a total of 15,500,000 shares of the Company’s unregistered common stock, par value $0.001 per share (the “Common Stock”) via two stock grants, one for 15,000,000 shares of unregistered Common Stock and one for 500,000 shares of unregistered Common Stock. 3,750,000 shares of Common Stock in the first grant will vest on August 2, 2017 and 3,750,000 shares of Common Stock in the first grant will vest on February 2, 2018. The balance of 7,500,000 shares of Common Stock will thereafter vest pro rata over the following 12 months.

The 500,000 shares in the second grant will vest shall vest on the Company achieving positive cash flow and meeting such other goals as determined by the Board.

The Agreement also provides that Mr. Long will be granted (i) 500,000 additional shares of stock (provided that the Board may increase this number) on each anniversary of the commencement of the agreement, with such shares to vest 50% on the first anniversary of such grant and 50% to vest on the second anniversary of such grant and (ii) each, year, in the event that Mr. Long does not at that time own 10% of the number of shares of Common Stock outstanding (counting all prior stock grants as vested), a number of shares of Common Stock sufficient to bring Mr. Long up to such 10% ownership.

If Mr. Long’s engagement is terminated by the Company without “Cause,” or by Mr. Long for “Good Reason,” (in each case as defined the employment agreement) then a portion of the stock grants described above equal to a pro rata portion of the grants based on the time from February 2, 2017 to the date of termination, and assuming a 24-month vesting period, shall be deemed vested, and all other amounts shall be forfeited. If Mr. Long’s engagement is terminated by the Company with “Cause” or by Mr. Long without “Good Reason,” then all unvested portions of the stock grants described above as of the date of termination shall be forfeited.

Victoria Rudman

In connection with her engagement as the Chief Financial Officer of the Company which became effective on January 16, 2017, the Company and Ms. Rudman are in the process of entering into a formal agreement that will provide for payment of fees of $5,000 per month in cash with a stock incentive component. No definitive agreement has been completed as of March 31, 2017.

William Singer

In connection with his engagement as the Executive Vice President of Sales and Marketing of the Company, the Company entered into an Executive Employment Agreement with William Singer (the “Agreement”) on March 1, 2017. The Agreement is for a two-year term, which automatically renews for successive additional one-year terms unless either Mr. Singer or the Company notifies the other party that they do not wish the Agreement to so renew. The Agreement provides that Mr. Singer will serve as the Company’s Executive Vice President of Sales and Marketing and as a member of the Board. Pursuant to the Agreement, the Company will pay Mr. Singer a salary of $3,500 per month, which commenced effective as of February 1, 2017, provided that following the month in which the Company begins generating revenue Mr. Singer’s salary will be increased to $5,000 per month. Mr. Singer will also receive a commission of 1% of any net sales revenue collected by the Company on the sales of its products, based on the wholesale price, and contingent on the sale being profitable to the Company, and will be eligible for a bonus as jointly determined by the Board and Mr. Singer.

In addition, the Company granted to Mr. Singer, effective as of March 1, 2017, a total of 6,000,000 shares of the Company’s unregistered common stock, par value $0.001 per share (the “Common Stock”). 1,500,000 shares of the Common Stock will vest on March 1, 2018 and thereafter 250,000 shares of the Common Stock will vest each month thereafter.

Pursuant to the Agreement, the Company also agreed to grant Mr. Singer 500,000 shares of Common Stock on each anniversary of March 1, 2017, provided that the amount of these shares of Common Stock will be based on performance and may be adjusted by the Board. The shares of Common Stock in these grants will vest 50% on each anniversary of the applicable grant.

If Mr. Singer’s engagement is terminated by the Company without “Cause,” or by Mr. Singer for “Good Reason,” (in each case as defined in the employment agreement) then a portion of the stock grants described above equal to a pro rata portion of the grants based on the time from the date of the grant to the date of termination, and assuming a 24-month vesting period, shall be deemed vested, and all other amounts shall be forfeited. If Mr. Singer’s engagement is terminated by the Company with “Cause” or by Mr. Singer without “Good Reason,” then all unvested portions of the stock grants described above as of the date of termination shall be forfeited.

Litigation

From time to time we may be a defendant and/or plaintiff in various other legal proceedings arising in the normal course of our business. We are currently not a party to any material legal proceedings or government actions, including any bankruptcy, receivership, or similar proceedings. In addition, we are not aware of any known litigation or liabilities involving the operators of our properties that could affect our operations. Furthermore, as of the date, our management is not aware of any proceedings to which any of our directors, officers, or affiliates, or any associate of any such director, officer, affiliate, or security holder is a party adverse to our company or has a material interest adverse to us.

NOTE 13. SUBSEQUENT EVENTS

The Company follows the guidance in Section 855-10-50 of the FASB Accounting Standards Codification for the disclosure of subsequent events. The Company will evaluate subsequent events through the date of the issuance of the financial statements.

On April 6, 2017, the Company entered into a Warrant Settlement Agreement with St. George Investments LLC (“Holder”). Effective as of September 22, 2016, the Company issued to the Holder a warrant to purchase shares of the Company’s common stock (the “Warrant”) pursuant to that certain Securities Agreement dated September 22, 2016 between Company and Holder (the “Purchase Agreement”). Upon the Company’s request, Holder agreed to cancel the Warrant in exchange for a payment in the amount of $20,000.00 (the “Settlement Payment”) as full payment for and satisfaction of the Company’s obligations under the Warrant.

Issuances of Common Stock

On April 7, 2017, the Company issued 3,685,000 shares of its unrestricted common stock upon conversion of $11,608 principal amount and zero interest of its convertible note payable.

On April 12, 2017 8,731,618 shares of its unrestricted common stock upon conversion of $43,209 principal amount and zero interest of its convertible note payable.

On April 20, 2017 5,236,276 shares of its unrestricted common stock upon conversion of $16,494principal amount and zero interest of its convertible note payable.

On April 24, 2017 3,889,146 shares of its unrestricted common stock upon conversion of $11,862 principal amount and zero interest of its convertible note payable.

On April 25, 2017 14,777,637 shares of its unrestricted common stock upon conversion of $52,762 principal amount and zero interest of its convertible note payable.

On May 2, 2017 8,978,121 shares of its unrestricted common stock upon conversion of $27,763 principal amount and zero interest of its convertible note payable.

On May 9, 2017 12,525,486 shares of its unrestricted common stock upon conversion of $30,294 principal amount and zero interest of its convertible note payable.

Item 2. Management’s discussion and analysis of financial condition and results of operations.

This report contains forward-looking statements. The Securities and Exchange Commission encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions. This report and other written and oral statements that we make from time to time contain such forward-looking statements that set out anticipated results based on management’s plans and assumptions regarding future events or performance. We have tried, wherever possible, to identify such statements by using words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “will” and similar expressions in connection with any discussion of future operating or financial performance. In particular, these include statements relating to future actions, future performance or results of current and anticipated sales efforts, expenses, the outcome of contingencies, such as legal proceedings, and financial results.

We caution that the factors described herein and other factors could cause our actual results of operations and financial condition to differ materially from those expressed in any forward-looking statements we make and that investors should not place undue reliance on any such forward-looking statements. Further, any forward-looking statement speaks only as of the date on which such statement is made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of anticipated or unanticipated events or circumstances. New factors emerge from time to time, and it is not possible for us to predict all of such factors. Further, we cannot assess the impact of each such factor on our results of operations or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

General

Life Clips, Inc. (the “Company”) was incorporated in Wyoming on March 20, 2013 as Blue Sky Media Corporation and its principal business was developing, financing, producing and distributing motion pictures and related entertainment products. Following the Company’s October 2, 2015 acquisition of Klear Kapture, Inc. (“Klear Kapture”), the Company continued Klear Kapture’s business of developing a body camera and an auditable software solution suitable for use by law enforcement. The Company changed its name to Life Clips, Inc. on November 3, 2015 in order to better reflect its business operations at the time.

On July 11, 2016, the Company completed its previously announced acquisition (the “Acquisition”) of all of the outstanding equity securities of Batterfly Energy Ltd. (“Batterfly”), an Israel-based corporation that develops and distributes a single-use, cordless battery under the brand name Mobeego for use with cellular phones and other mobile devices. Batterfly is now a wholly-owned subsidiary of the Company. The Acquisition was completed pursuant to a Stock Purchase Agreement, dated as of June 10, 2016 (the “Purchase Agreement”), among the Company, Batterfly and all of the shareholders of Batterfly, as amended.

Our Company is focused on developing three synergistic businesses:

●	Expanding the Mobeego line of mobile accessories.

●	Global Sourcing Services that includes product design, factory identification, negotiations, compliance qualification, and end-to-end logistics solutions to source products anywhere in the world.

●	Sales and marketing services that provide an efficient path for companies to launch and market product into multi-channel retail and capture the maximum return on investment.

The following is a description of recent transactions entered into by the Company and its key distributors:

On April 7, 2017, the Company entered into a five-year authorized sales representative agreement to provide global sales and marketing to Textiss USA (Textiss), a California Corporation, for its Crazyboxer line of men’s underwear (the “Products”). Textiss is a global leader in the textile and garment industry with a specialization in the design, production, and distribution of underwear. Over the five-year contract, the Company will carry out worldwide multi-channel retail sales and marketing for Textiss for the following accounts: Costco, HSN, Sam’s Club, Wal-Mart, Target, Nordstrom’s Rack, Amazon.com, Walmart.com, Jet.com, Boxed.com, Costco.com, Samsclub.com, Target.com, Zappos.com and Nordstrom.com. With respect to each signed contract with a customer for the sale of the Products, the Company will be entitled to the following commission:

1.	For retail stores (brick and mortar) the commission will be 5% of Net Revenue (as defined below) received from the retailer;

2.	For online stores managed by the Company, the commission rate will be 10% of Gross Revenue, minus returns.

3.	“Net Revenue” shall be (i) gross revenue paid to the Company from the customer, less (ii) the cost of goods sold, any market development funds (as agreed to by the Company) and product returns. The Company shall receive a monthly accounting of all sales activity and commissions, and commissions shall be payable within the (10) days of the end of each month for all sales in the preceding proceeding month.

The Company and Textiss will have the option to extend the initial five-year term for additional periods of one-year each at the end of the Initial Term or any Renewal Term.

On April 12, 2017, the Company’s Mobeego battery products became available on Amazon.com. Mobeego™ is an affordable, single-use, cordless battery that provides an instant shot of power for your phone, so you can stay mobile whenever and wherever. After use, the battery can be discarded or recycled. Mobeego batteries are great for emergency preparedness, since they can be stored up to 10 years without any power leaking. Each package contains a battery and a reusable smartphone adaptor.

The Mobeego products available from the Company on Amazon,com include: the Mobeego Single Shot Starter Kit that includes an iPhone or USB reusable adaptor and single battery providing up to 4 hours of additional power. Additional batteries are also available in 3 packs and 6 packs. The Mobeego products are eligible for free shipping with an Amazon Prime membership.

On April 19, 2017, the Company entered into a distribution agreement with Misaki Corporation (“Misaki”), organized under the laws of Tokyo, Japan. It is a royalty free, non-exclusive one-year contract with a distributor to sell Mobeego products in Japan. The contract granted Misaki the non-transferable right to promote, market and resell Mobeego products and will be automatically renewed for one additional year, provided Misaki has performed all of its commitments and obligations. The terms of the contract require Misaki to pay 50% of each accepted order in advance and 50% on delivery.

On May 3, 2017, the Company entered into a distribution agreement with Axperrt Company Limited (“Axpert”), organized under the laws of Republic of China. It is a royalty free, non-exclusive one-year contract with a distributor to sell Mobeego products throughout Asia, New Zeland, Singapore, the Philippines, India, Indonesia, Cambodia and Vietnam. The contract grants Axpert the non-transferable right to promote, market and resell Mobeego products and will be automatically renewed for one additional year, provided Axpert has performed all of its commitments and obligations. The terms of the contract require Axpert to pay 50% of each accepted order in advance and 50% on delivery.

Recent Developments

In January 2017, Robert Gruder, the Company’s former Chief Executive Officer and a director and Robert Finnigan, the Company’s former President resigned their positions with the Company. In January 2017, Victoria Rudman took on the role of Chief Financial Officer and director. In February 2017 Huey Long joined the Company as its Chief Executive Officer and in March 2017 William Singer was named the Company’s Executive Vice President of Sales.

On January 11, 2017, the Company received a default notice related to the Company’s failure to make any payments on the $500,000 promissory note issued to the Batterfly shareholders (the “Batterfly Promissory Note”). In addition, the default notice states that the Company owes $20,000 in aggregate to two of the Batterfly shareholders related to consulting fees associated with the Batterfly acquisition. Finally, the default notice states that a payment of $250,000, as well as an additional payment of $20,000 must be paid by January 23, 2017. The Company did not make the payments demanded and is currently in discussions with the Batterfly shareholders regarding the matters asserted in the default notice.

On March 30, 2017, the Company entered into a termination agreement with HP Inc. (“HP”) whereby they terminated the Trademark License Agreement they entered into as of September 15, 2016 (the “Trademark Agreement”).

Significant Accounting Policies

Please see Note 2 to the Company’s unaudited financial statements as of and for the three and nine months ended March 31, 2017 included in this Quarterly Report for a discussion of the Company’s significant accounting policies.

Results of Operations for the Three and Nine Months Ended March 31, 2017 and March 31, 2016

For the three months ended March 31, 2017 and 2016, we had gross profit of $(10,541) and $534 respectively. Revenues were $3,662 net of COGS of $14,203.

Total operating expenses were $232,908 compared with $163,627 for the three months ended March 31, 2017 and 2016, respectively. The increase is directly related to higher professional fees and other G&A expenses.

Net income for the three months ended March 31, 2017 was $485,271 as compared to net loss of $194,215 at March 31, 2016.

For the nine months ended March 31, 2017 and 2016, we had gross profit of $21,355 and $534 respectively. Revenues were $89,827 net of COGS of $68,472.

Total operating expenses were $2,467,381 compared with $366,049 for the nine months ended March 31, 2017 and 2016, respectively. The increase is primarily due to an increase in professional fees and stock issuances for professional services.

Net income for the nine months ended March 31, 2017 was $4,025,574 as compared to net loss of $5,239,226 at March 31, 2016. The increased net income was primarily due to calculations of SFAS 123R, which requires that companies use a fair value method to value stock options and other forms of share-based payments and recognize the related compensation expense in calculating net earnings. SFAS 123R applies to all companies that have issued stock options and other stock-based compensation, whether the firm is a large public company with actively traded, liquid stock, a public company whose stock is thinly traded, or a private company.

Liquidity and Capital Resources

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. As of the period ending March 31, 2017 the Company had cash on hand of $172,188, total current assets of $172,188 and total assets of $251,540, total liabilities of $4,777,652 and total shareholder’s deficit of $4,526,212.

The Company’s cash was generated from a series of convertible notes issued to non-related third parties, and a $30,000 promissory note to a non-related third party and a $500,000 short-term promissory note as part of the acquisition of Batterfly Energy LTD. The Company plans to raise additional working capital via additional notes or equity sales to ensure that it will have enough cash to fund its primary operation for the next twelve (12) months.

The Company has no agreements in place with its shareholders, officer and director or with any third parties to fund operations beyond the end of the Company’s March 31, 2017 period ended. The Company has not negotiated nor has available to it any other third party sources of liquidity.

Cash flows used by operating activities for the nine months period ended March 31, 2017 were $1,064,279 compared to cash flows used in operating activities of $420,462 to the nine months period ended March 31, 2016.

Cash flows used in investing activities totaled $32,500 for the nine months period ended March 31, 2017 and $51,892 for the nine months period ended March 31, 2016.

Cash flows provided by financing activities totaled $800,034 for the nine months period ended March 31, 2017 and cash flows provided by financing activities totaled $487,577 for the nine months period ended March 31, 2016.

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

Changes in internal controls

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1 A. Risk Factors

Smaller reporting companies are not required to provide the information required by this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On February 3, 2017, the Company issued 2,533,104 shares of its common stock to Bezalel Partners, LLC in conversion of $35,969.76 of the purchaser’s convertible note payable principal and $7,433.00 in interest at a conversion price of $0.017 per share.

On February 8, 2017, the Company issued 4,480,000 shares of its common stock to Edgestone Associates, Inc. in conversion of $26,880.00 of the purchaser’s convertible note payable at a conversion price of $0.006 per share.

On March 1, 2017, the Company issued 3,00,000 shares of its common stock with a value of $0.0118 per common share to William Singer in connection with VP of Sales for services performed in 2016.

On March 10, 2017, the Company issued 1,494,612 shares of its common stock to Atlanta Capital Partners, LLC in conversion of $15,000.00 of the purchaser’s convertible note payable plus $833.00 of interest at a conversion price of $0.01058 per share.

On March 30, 2017, the Company issued 5,660,377 shares of its common stock to St. George Investments LLC in conversion of $30,00.00 of the purchaser’s convertible note payable at a conversion price of $0.0053 per share.

These shares of our common stock were issued in reliance on the exemption from registration provided by Sections 4(a)(2) and 3(a)(9) of the Securities Act of 1933, as amended (the “Securities Act”).

Item 3. Defaults upon Senior Securities

On January 11, 2017, the Company received a default notice related to the Company’s failure to make any payments on the $500,000 promissory note issued to the Batterfly shareholders (the “Batterfly Promissory Note”). In addition, the default notice states that the Company owes $20,000 in aggregate to two of the Batterfly shareholders related to consulting fees associated with the Batterfly acquisition. Finally, the default notice states that a payment of $250,000, as well as an additional payment of $20,000 must be paid by January 23, 2017. The Company did not make the payments demanded and is currently in discussions with the Batterfly shareholders regarding the matters asserted in the default notice.

In addition, see Note 7 to the financial statements included in Item 1 to this Quarterly Report on Form 10-Q, which is incorporated herein by this reference.

Item 4. Mining Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

Number	Exhibit
2.1	Share Exchange Agreement dated as of October 2, 2015 by and among Blue Sky Media Corp., Wayne Berian, Hannah Grabowski, and Klear Kapture, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on October 8, 2015).

2.2	Stock Purchase Agreement by and among Batterfly Energy Ltd., Life Clips, Inc. and the Shareholders of Batterfly Energy Ltd., dated as of June 10, 2016 (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on June 14, 2016).

2.2	Amendment No. 1 to Stock Purchase Agreement by and among Batterfly Energy Ltd., Life Clips, Inc. and the Shareholders of Batterfly Energy Ltd., dated as of June 30, 2016 (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on July 7, 2016).

3.1(a)	Articles of Incorporation of Blue Sky Media Corporation filed with the Wyoming Secretary of State on March 20, 2013 (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1/A (SEC File No. 333-198828) filed on November 14, 2014).

3.1(b)	Amended Articles of Incorporation filed with the Wyoming Secretary of State on November 3, 2015 (incorporated by reference to Exhibit 3.1.2 to the Company’s Registration Statement on Form S-1 (SEC File No. 333-213129) filed on August 15, 2016).

3.1(c)	Articles of Amendment to Articles of Incorporation of Life Clips, Inc. filed with the Wyoming Secretary of State on December 15, 2015 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on February 22, 2016).

3.1(d)	Restated Articles of Incorporation of Life Clips, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on April 21, 2016).

3.2(a)	Amended Bylaws (incorporated by reference to Exhibit 3.02 to the Company’s Current Report on Form 8-K filed on August 31, 2016).

3.2(b)	Bylaws (incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Form S-1 (SEC File No. 333-198828) filed on September 19, 2014).

4.1	Form of Secured Convertible Promissory Note (Incorporated by reference to Exhibit A to Securities Purchase Agreement filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 8, 2015).

4.2	Secured Convertible Promissory Note, dated December 7, 2015, issued by Life Clips, Inc. to Susannah Forest (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 31, 2015).

4.3	Form of Convertible Promissory Note for April 22, 2016 Notes. (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-1 (SEC File No. 333-213129) filed on August 15, 2016).

4.4	Convertible Promissory Note, dated April 27, 2016, issued by Life Clips, Inc. to Susannah Forest (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 3, 2016).

4.5	Warrant, dated April 27, 2016, issued by Life Clips, Inc. to Susannah Forest (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on May 3, 2016).

4.6	Convertible Promissory Note, dated May 13, 2016, issued by Life Clips, Inc. to Edgestone Associates, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 17, 2016).

4.7	Warrant, dated May 13, 2016, issued by Life Clips, Inc. to Edgestone Associates, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 17, 2016).

10.1	Services Agreement entered into as of October 2, 2015 by and between Wayne Berian, Hannah Grabowski and Blue Sky Media Corp. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 8, 2015).

10.2	Securities Purchase Agreement dated as of October 2, 2015, by and between Blue Sky Media Corp. and buyers identified on the signature pages to such agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 8, 2015).

10.3	Form of Registration Rights Agreement (Incorporated by reference to Exhibit B to Securities Purchase Agreement filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 8, 2015).

10.4	Consulting Services Agreement entered into as of October 1, 2015 by and between Newbridge Financial, Inc. and Blue Sky Media Corp. (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on October 8, 2015).

10.5	Securities Purchase Agreement, dated as of December 7, 2015, between Life Clips, Inc. and Susannah Forest (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 31, 2015).

10.6+	Life Clips, Inc. 2016 Stock and Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 21, 2016).

10.7	Addendum to Securities Purchase Agreement, dated as of April 27, 2016, between Life Clips, Inc. and Susannah Forest (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 3, 2016).

10.8	Piggy-Back Registration Rights Agreement, dated May 13, 2016, between Life Clips, Inc. and Edgestone Associates, Inc. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on May 17, 2016).

10.9	Lock-up Agreement, dated June 9, 2016, between the Company and Taconic Group, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 14, 2016).

10.10	Promissory Note and Stock Pledge Agreement, dated July 11, 2016, issued by Life Clips, Inc. to Nataly Assis, Ofer Hasid, Elad Ronen, Shirel Dahan and Cytex Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 12, 2016).

10.11	Form of Subscription Agreement to be used with Registration Statement (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1 (SEC File No. 333-213129) filed on August 15, 2016).

10.12	Mobeego Exclusive Distribution Agreement between Batterfly Energy, Ltd. and Instant Power dated July 5, 2016 (incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-1 (SEC File No. 333-213129) filed on August 15, 2016)

10.13	Mobeego Exclusive Import & Distribution Agreement between Batterfly Energy, Ltd. and Mobeego Scotland Ltd. dated January 1, 2016 (incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-1 (SEC File No. 333-213129) filed on August 15, 2016)

10.14	Trademark License Agreement between Life Clips, Inc. and HP, Inc. dated September 15, 2016 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 22, 2016).

10.15+	Executive Employment Agreement, dated as of February 2, 2017, by and between Life Clips, Inc. and Huey Long (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 7, 2017).

10.16+	Executive Employment Agreement, dated as of March 1, 2017, by and between Life Clips, Inc. and William Singer (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 7, 2017).

31.1*	Certification of the Chief Executive Officer, as the principal executive officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted in accordance with section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer, as the principal financial and accounting officer, pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted in accordance with section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer, as the principal executive officer and the principal financial officer, under 18 U.S.C. Section 1350, as adopted in accordance with Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.

+ Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 19, 2017	LIFE CLIPS, INC.

	By:	/s/ Huey Long
Huey Long,
Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Victoria Rudman
Victoria Rudman,
Chief Financial Officer (Principal Financial and Accounting Officer)

