Form 10-Q/A
period 2017-03-31
Life Clips, Inc.
filed 2017-09-13
CIK 1604930

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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 19, 2017
Common Stock, $0.001 par value per share	137,193,629

Indicate by check mark whether the registrant is an “emerging growth company” as defined in Section 2(a) of the Securities Act and Section 3(a) of the Exchange Act. Yes [X] No [  ]

Indicate by check mark whether the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act and Section 13(a) of the Exchange Act. ___

Explanatory Note

This quarterly report on Form 10-Q/A (the “Amended Filing”) amends the quarterly report on Form 10-Q of Life Clips, Inc. (the “Company”) for the quarterly period ended March 31, 2017, as originally filed with Securities and Exchange Commission (the “SEC”) on May 19, 2017 (the “Original Filing”). This Form 10-Q/A is being filed to amend the cover page to the Form 10-Q to correct a typographical error regarding the date on which the Company’s common stock was outstanding.

Except as set forth above, no other information in the Original Filing is amended hereby. This Amended Filing speaks as of the date of the Original Filing and does not reflect any other events occurring after the date of the Original Filing. In addition, currently dated certifications from our Chief Executive Officer and Chief Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, are attached to this Amended Filing as Exhibits 31.1 and 32.1, respectively.

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

Dated: September 13, 2017	LIFE CLIPS, INC.

	By:	/s/ Huey Long
Huey Long,
Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Victoria Rudman
Victoria Rudman,
Chief Financial Officer (Principal Financial and Accounting Officer)

