Form 10-K
period 2017-06-30
Life Clips, Inc.
filed 2018-04-04
CIK 1604930

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2017

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 000-55697

LIFE CLIPS, INC.

(Exact Name of Issuer as specified in its charter)

Wyoming	46-2378100
(State or other jurisdiction	(IRS Employer
of incorporation)	File Number)

18851 NE 29th Ave. Suite 700 PMB# 348
Aventura, FL	33180
(Address of principal executive offices)	(zip code)

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

Indicate by check mark whether the registrant (1) has filed all Reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes: [X] No: [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files. Yes [X] No [  ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K is contained in this form and no disclosure will be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes [  ] No [X].

The market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $1,375,375.

As of April 3, 2018, registrant had outstanding 1,259,831,337 shares of common stock.

FORM 10-K

LIFE CLIPS, INC.

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

PART I

ITEM 1. DESCRIPTION OF BUSINESS.

General Information about Our Company

Life Clips, Inc. (“Life Clips”, “we,” “us,” “our,” and the “Company”) was incorporated in Wyoming on March 20, 2013 as Blue Sky Media Corporation and its principal business was developing, financing, producing and distributing motion pictures and related entertainment products. Following the Company’s October 2, 2015 acquisition of Klear Kapture, Inc. (“Klear Kapture”), the Company continued Klear Kapture’s business of developing a body camera and an auditable software solution suitable for use by law enforcement. The Company changed its name to Life Clips, Inc. on November 3, 2015 in order to better reflect its business operations at the time.

Recent Developments

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

Following the acquisition of Batterfly, we began to focus on developing three synergistic businesses:

●	Expanding the Mobeego line of mobile accessories.

●	Global Sourcing Services that includes product design, factory identification, negotiations, compliance qualification, and end-to-end logistics management to source products anywhere in the world.

●	Sales and marketing services that provide an efficient path for companies to launch and market product into multi-channel retail and capture the maximum return on investment.

We plan to reengage in these initiatives as we seek potential new distributors, joint venture and strategic alliance partners and additional sources of financing to enable us to pursue marketing and future development and commercialization activities related to the Mobeego.

On June 22, 2017, the Company entered into a Stock Purchase Agreement (the “SPA”) with Ascenda Corporation, a company limited by shares incorporated under the laws of Independent State of Samoa (“Ascenda”), Hong Kong Ascenda International Co., Limited, a company limited by shares incorporated under the laws of Hong Kong (“Company HK”), and Hong Kong Ascenda International Co., Limited, a company limited by shares incorporated under the laws of Independent State of Samoa (“Company Samoa”, and collectively with Company HK, the “Targets” and each a “Target”).

Effective as of November 24, 2017, Huey Long, the Company’s Chief Executive Officer and a member of its board of directors, resigned his position as an officer and director of the Company as previously disclosed by the Company. Further, on November 27, 2017, Seller, Company HK, Company Samoa and Donald Ruan entered into a Rescission and Mutual Release Agreement (the “Rescission Agreement”) pursuant to which the parties thereto agreed to rescind, ab initio, the SPA. As a result of the Rescission Agreement, the acquisition of the Targets is deemed not to have occurred and will be of no further force or effect. As a result of these events, and the Company’s efforts to secure additional financing and additional partners to expand sales of its Mobeego product line, the Company is no longer seeking to launch its planned global sourcing business with Textiss USA, Misaki Corporation and Axperrt Company Limited as previously disclosed.

Products

Our core product is Mobeego batteries.

Batteries

Mobeego consists of a one-time use, non-rechargeable, battery and a special, reusable phone adapter (plug), which is a small device that includes the charging control circuitry as well as a specific male connector that matches user device’s female connector. The Company is evaluating the resumption of selling Mobeego in the following ways:

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

Sales

We are evaluating a sales distribution model and the viability of sales of our products through retailers directly and through distributors. We are evaluating relationships with retailers and distributors, and our partners’ sales forces to map out a sales strategy for our products and a way to work with them to merchandise our products in a compelling manner in-store, as well as assessing a viable way to provide consumers with informative and convenient ecommerce experiences at retail partner websites.

Direct sales

In addition to the evaluation of our international sales model, we are evaluating the feasibility of selling directly to large and small retailers in the United States, directly to some retail outlets. Elements of the plans we are evaluating include:

●	Independent specialty retailers. Potential use a network of location-based independent manufacturer representatives to sell our products to independent specialty retailers focused on action sports markets. Our representatives would provide highly personalized service to these retailers, including assisting with product mix planning, channel marketing and in-store merchandising, taking orders and providing clinics to educate retail sales personnel about Mobeego products.

●	Big box retailers. Potential sales to large retailers with a national presence, including Amazon.com, Inc., Best Buy, Target Corporation and Wal-Mart, Inc.

●	Mid-market retailers. Potential sales to retailers with a large regional or national presence, often focused on specific verticals such as consumer electronics, sporting goods, military, hunting and fishing and motor sports, which we refer to as our “mid-market” channel.

●	Ecommerce channel. Sales of our Mobeego products directly to consumers around the world through an online store. We will evaluate ways to drive consumers to our website through online and offline advertising, as well as marketing promotions carried out at tradeshows and sponsored events.

Competition, competitive position in the industry and methods of competition

The battery industry is highly competitive. The Company faces intense competition from very large, international corporations, as well as from local and national companies. In addition, the Company faces competition from well-known companies that have large market share.

The intensity of competition in the future is expected to increase and no assurance can be provided that the Company can sustain its market position or expand its business.

Many of the Company’s current and potential competitors are well established and have longer operating histories, significantly greater financial and operational resources, and name recognition than the Company has.

The global sourcing industry is highly competitive. We face competition from very large international competitors. The competition in the future is going to increase. Ascenda is positioned to leverage its client partners and add additional clients.

Status of any publicly announced new product or service

None.

Employees

As of June 30, 2017, we had five contracted employees.

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

Government Approval

The battery and global sourcing industries may be regulated at the federal levels, both in terms of health and safety concerns, as well as product quality. Operation of the Company’s business requires various licenses, permits and approvals. The Company currently holds all applicable licenses and permits to operate its business, and will continue to hold all applicable permits and licenses to continue operating its business and running its marketplace. In addition, Company will also ensure compliance with any additional licensing requirements that are required on an ongoing basis.

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

Research and Development

During the year ended June 30, 2017, the Company spent $0 on the development of its products. We believe that we will need to incur research, compliance, licensing and development expenses, specifically related to our Mobeego products.

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

Our investor relations department can be contacted via email at ir@lifeclips.com or at our principal executive office located at 18851 NE 29th Ave., Suite 700 PMB# 348, Aventura, FL 33180. Our telephone number is (800)-292-8991.

ITEM 1A. RISK FACTORS

Not required for a Smaller Reporting Company.

ITEM 1B. Unresolved Staff Comments.

None.

ITEM 2. PROPERTIES.

The Company’s operations are currently being conducted out of the Company’s offices located at 18851 NE 29th Ave., Suite 700 PMB# 348, Aventura, FL 33180. The Company’s office space is being rented for a price of $135.00 per month. The Company considers the current principal office space to be adequate and will reassess its needs based upon the future growth of the Company.

ITEM 3. LEGAL PROCEEDINGS.

On January 11, 2017, the Company received a default notice related to a $500,000 promissory note (the “Batterfly Acquisition Note”) issued to the sellers of Batterfly Energy, Ltd. (“Batterfly”) as partial consideration for the Company’s July 11, 2016 acquisition of Batterfly. The Batterfly Acquisition Note requires the Company to make a payment of $250,000 on October 6, 2016 and $250,000 on February 13, 2017. The default letter states that the Company failed to pay the $250,000 payment due on October 6, 2016, which began to accrue interest of 11% from October 6, 2016. In addition, the default notice states that the Company owes $20,000 in aggregate to two of the Batterfly shareholders related to consulting fees associated with the Batterfly acquisition. Finally, the default notice states that a payment of $250,000, as well as an additional payment of $20,000 must be paid by January 23, 2017. The Company filed a claim against the sellers of Batterfly with the London Court of International Arbitration (LCIA Arbitration No: 173692) and on September 7, 2017 the parties entered into a Stipulation for Stay of Arbitration in the matter as they seek to negotiate a settlement of their claim. Settlement discussions are ongoing.

Other than as set forth above, we are not a party to any material legal proceedings, nor is our property the subject of any material legal proceeding.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock is quoted on the OTC PINK Tier of the OTC Markets Group, under the symbol “LCLP”.

The following table sets forth the range of high and low bid prices of our common stock as reported and summarized on the OTC PINK, as applicable, for the periods indicated. These prices are based on inter-dealer bid and asked prices, without markup, markdown, commissions, or adjustments and may not represent actual transactions.

Calendar Quarter	High	Low
Year Ended June 30, 2016
2016 First Quarter	$0.20	$0.20
2016 Second Quarter	$0.635	$0.535
2016 Third Quarter	$0.2024	$0.17
2016 Fourth Quarter	$0.0249	$0.017
Year Ended June 30, 2017
2017 First Quarter	$0.009	$0.0079
2017 Second Quarter	$0.0024	$0.0022
2017 Third Quarter	$0.0006	$0.0005
2017 Fourth Quarter	$0.0003	$0.0001

Holders

As of April 3, 2018, there were 66 record holders of our common stock, and there were 1,259,831,337 shares of our common stock outstanding.

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

Recent Sales of Unregistered Securities

On July 21, 2016, the Company entered into a 10% Convertible Promissory Note with Long Side Ventures LLC, an unaffiliated third party. The note was in a principal amount of $75,000, and is convertible at a price equal to fifty percent (50%) of the lowest trading price during the twenty trading day period prior to the date of conversion.

On September 22, 2016, the Company entered into a 10% Convertible Promissory Note with St. George, an unaffiliated third party. The note has a maturity date of April 7, 2017 and bears interest at 10% per annum. The note was in a principal amount of $225,000, and is convertible a price equal to fifty percent (50%) of the lowest trading price during the twenty trading day period prior to the date of conversion.

On October 18, 2016, the Company entered into a 10% Convertible Promissory Note with JSJ, an unaffiliated third party. The note was in a principal amount of $150,000, and is convertible a price equal to fifty percent (50%) of the lowest trading price during the twenty trading day period prior to the date of conversion.

On January 27, 2017, the Company entered into a 10% Convertible Promissory Note with LSV, an unaffiliated third party. The note was in a principal amount of $5,000, and is convertible a price equal to fifty percent (50%) of the lowest trading price during the twenty trading day period prior to the date of conversion.

On January 27, 2017, the Company entered into a 10% Convertible Promissory Note with Summit, an unaffiliated third party. The note was in a principal amount of $5,000, and is convertible a price equal to fifty percent (50%) of the lowest trading price during the twenty trading day period prior to the date of conversion.

On February 2, 2017, the Company entered into a 10% Convertible Promissory Note with Taconic, an unaffiliated third party. The note was in a principal amount of $5,000, and is convertible a price equal to fifty percent (50%) of the lowest trading price during the twenty trading day period prior to the date of conversion.

On February 10, 2017, the Company entered into a 10% Convertible Promissory Note with LSV, an unaffiliated third party. The note was in a principal amount of $11,666, and is convertible a price equal to fifty percent (50%) of the lowest trading price during the twenty trading day period prior to the date of conversion.

On February 10, 2017, the Company entered into a 10% Convertible Promissory Note with Summit, an unaffiliated third party. The note was in a principal amount of $11,668, and is convertible a price equal to fifty percent (50%) of the lowest trading price during the twenty trading day period prior to the date of conversion.

On February 14, 2017, the Company entered into a 10% Convertible Promissory Note with Taconic, an unaffiliated third party. The note was in a principal amount of $11,700, and is convertible a price equal to fifty percent (50%) of the lowest trading price during the twenty trading day period prior to the date of conversion.

On February 17, 2017, the Company entered into a 10% Convertible Promissory Note with Edgestone, an unaffiliated third party. The note was in a principal amount of $50,000, and is convertible a price equal to fifty percent (50%) of the lowest trading price during the twenty trading day period prior to the date of conversion.

On February 23, 2017, the Company entered into a 10% Convertible Promissory Note with Forest, an unaffiliated third party. The note was in a principal amount of $50,000, and is convertible a price equal to fifty percent (50%) of the lowest trading price during the twenty trading day period prior to the date of conversion.

On March 14, 2017 the Company issued a promissory note for services to Atlanta Capital Partners, an unaffiliated third party, in an amount of $50,000. The note has a maturity date of March 14, 2018 and bears interest at 10% per annum.

On March 15, 2017, the Company entered into a 10% Convertible Promissory Note with Edgestone, an unaffiliated third party. The note was in a principal amount of $50,000, and is convertible a price equal to fifty percent (50%) of the lowest trading price during the twenty trading day period prior to the date of conversion.

On March 17, 2017, the Company entered into a 10% Convertible Promissory Note with Forest, an unaffiliated third party. The note was in a principal amount of $50,000, and is convertible a price equal to fifty percent (50%) of the lowest trading price during the twenty trading day period prior to the date of conversion.

On March 28, 2017, the Company entered into a 10% Convertible Promissory Note with Forest, an unaffiliated third party. The note was in a principal amount of $50,000, and is convertible a price equal to fifty percent (50%) of the lowest trading price during the twenty trading day period prior to the date of conversion.

On April 3, 2017, the Company entered into a 10% Convertible Promissory Note with Edgestone, an unaffiliated third party. The note was in a principal amount of $50,000, and is convertible a price equal to fifty percent (50%) of the lowest trading price during the twenty trading day period prior to the date of conversion.

On May 1, 2017, the Company entered into a 10% Convertible Promissory Note with Edgestone, an unaffiliated third party. The note was in a principal amount of $50,000, and is convertible a price equal to fifty percent (50%) of the lowest trading price during the twenty trading day period prior to the date of conversion.

On May 17 2017, the Company issued 1,000,000 shares of the Series A Preferred Stock to Victoria Rudman, the Company’s Chief Financial Officer and a director, in return for services provided to the Company by Ms. Rudman and to ensure Ms. Rudman’s continued service to the Company.

On June 1, 2017, the Company entered into a 10% Convertible Promissory Note with Edgestone, an unaffiliated third party. The note was in a principal amount of $50,000, and is convertible a price equal to fifty percent (50%) of the lowest trading price during the twenty trading day period prior to the date of conversion.

These securities were issued in reliance on the exemption from registration provided by Sections 4(a)(2) and/or 3(a)(9) of the Securities Act of 1933, as amended (the “Securities Act”).

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

Following the acquisition of Batterfly, we began to focus on developing three synergistic businesses:

●	Expanding the Mobeego line of mobile accessories.
●	Global Sourcing Services that includes product design, factory identification, negotiations, compliance qualification, and end-to-end logistics management to source products anywhere in the world.
●	Sales and marketing services that provide an efficient path for companies to launch and market product into multi-channel retail and capture the maximum return on investment.

We plan to reengage in these initiatives as we seek potential new distributors, joint venture and strategic alliance partners and additional sources of financing to enable us to pursue marketing and future development and commercialization activities related to the Mobeego.

On April 2, 2017, the Company entered into a termination agreement with HP whereby they terminated the Trademark License Agreement. Pursuant to the terms of the termination agreement, the Company agreed to pay HP $62,500.00 by July 15, 2017 and $62,500.00 by October 15, 2017. As of April 2, 2017, the Company agreed to refrain from using any HP trademarks on any products and confirmed that the Company did not have any HP Branded Products in its inventory.

On June 22, 2017, the Company entered into a Stock Purchase Agreement (the “SPA”) with Ascenda, a company limited by shares incorporated under the laws of Independent State of Samoa (“Ascenda”), Hong Kong Ascenda International Co., Limited, a company limited by shares incorporated under the laws of Hong Kong (“Company HK”), and Hong Kong Ascenda International Co., Limited, a company limited by shares incorporated under the laws of Independent State of Samoa (“Company Samoa”, and collectively with Company HK, the “Targets” and each a “Target”).

Effective as of November 24, 2017, Huey Long, the Company’s Chief Executive Officer and a member of its board of directors, resigned his position as an officer and director of the Company as previously disclosed by the Company. Further, on November 27, 2017, Seller, Company HK, Company Samoa and Donald Ruan entered into a Rescission and Mutual Release Agreement (the “Rescission Agreement”) pursuant to which the parties thereto agreed to rescind, ab initio, the SPA. As a result of the Rescission Agreement, the acquisition of the Targets is deemed not to have occurred, and the note issued by the Company as partial consideration for the acquisition was terminated and rescinded ab initio, and will be of no further force or effect. As a result of these events, and the Company’s efforts to secure additional financing and additional partners to expand sales of its Mobeego product line, the Company is no longer seeking to launch its planned global sourcing business with Textiss USA, Misaki Corporation and Axperrt Company Limited as previously disclosed.

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

Results of Operations

For the Years ended June 30, 2017 and June 30, 2016

The Company generated $3,064 in revenue for the year ended June 30, 2017, which compares with revenue of $534 for the year ended June 30, 2016. Our revenues increased during the year ended June 30, 2017 due to an increase in the sales of our products, which was limited to only bulk sale.

Cost of Goods Sold for the year ended June 30, 2017 were $109,289, which compares with Cost of Goods Sold of $71,903 for the year ended June 30, 2016. The increase in our cost of goods sold was related to expenses for the development of our products.

Operating expenses, which consisted of professional fees, licensing fees, management fees, payroll expenses, finance costs, and general and administrative expenses, for the year ended June 30, 2017, were $1,492,703. This compares with operating expenses for the year ended June 30, 2016 of $2,182,542. The decrease in operating expenses for the year ended June 30, 2017 is related to notable relating to consulting costs and software fees.

As a result of the foregoing, we had a net gain of $4,579,151 for the year ended June 30, 2017. This compares with a net loss for the year ended June 30, 2016 of 19,713,550. The decrease in our net loss is primarily due to a net gain in derivatives of 14,834,604 compared to a net loss of 16,922,622 for the year ended June 30, 2017. This was also offset by a loss of 6,223,500 on the Acquisition of Batterfly Energy LTD and increased Amortization of Debt Discount.

In its audited financial statements as of June 30, 2017, the Company was issued an opinion by its auditors that raised substantial doubt about the ability to continue as a going concern based on the Company’s current financial position. Our ability to achieve and maintain profitability and positive cash flow is dependent upon our ability to successfully develop and market our products and our ability to generate revenues.

Liquidity and Capital Resources

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. As of June 30, 2017 we had cash or cash equivalents of $91,672. As of June 30, 2016 we had cash or cash equivalents of $469,233. As of June 30, 2017 our working capital deficit amounted to $2,822,371 an increase of $1,685,136 as compared to $1,846,468 as of June 30, 2016. This increase is primarily a result of a decrease in cash and accounts receivable and an increase in total current liabilities.

Net cash used in operating activities was $985,095 for the year ended June 30, 2017. This compares to net cash used in operating activities of $895,989 for the year ended June 30, 2016. The increase of $89,107 in our net cash used in operating activities for the year ended June 30, 2017 was primarily due to a changes in a net gain of 4,579,151 vs. a net loss of 19,713,550, coupled with significant swings in derivative liabilities offset by loss on Batterfly acquisition.

Cash flows used in investing activities was $892,500 for the year ended June 30, 2017, and remained the same when compared to $240,000 for the year ended June 30, 2016.

Cash flows provided by financing activities was $1,500,034 for the year ended June 30, 2017, which compares to cash flows provided by financing activities of $1,602,578 for the year ended June 30, 2016. The decrease in our cash flows provided by financing activities for the year ended June 30, 2017 was due to a decrease in proceeds from convertible notes.

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

Contractual Commitments

Employment Agreements

For the year ending June 30, 2017, the Company entered into several employment agreements with key officers, the following table summarizes the terms and related share grants:

Name	Position	Contract Start	Contract End	Resignation Date	Cash per month # of shares	Cash Paid out in 2017	Accrued in 2017 (unpaid)	1st Grant - On Effective Date
Huey Long	CEO	02/02/2017	02/02/2018	11/10/2017	$25,000	$125,000	-	3,750,000
William Singer	VP	03/01/2017	03/01/2018	Active	$3,500	$17,500	-	1,500,000
Scott Silverman	VP	06/21/2017	06/21/2018	09/25/2017	$12,500	$6,250	$6,250	Resigned prior to Vesting date, therefore no shares issued.
Victoria Rudman*	CFO	01/16/2017*	06/30/2018	Active	$5,000	$30,000	*Agreement as of 7/1/17	1,875,000

*Ms. Rudman was appointed CFO on January 16, 2017 (Form 8-K filed on January 23, 2017). A formal agreement was not executed until June 30, 2017 at a cash rate of $12,500 monthly.

Name	Position	Contract Start	Contract End	Resignation Date	Cash per month # of Shares	Cash Paid out in 2017	Accrued in 2017 (unpaid)	1st Grant - On Effective Date
Huey Long	CEO	02/02/2017	02/02/2018	11/10/2017	$25,000	$125,000	-	3,750,000
William Singer	VP	03/01/2017	03/01/2018	Active	$3,500	$17,500	-	1,500,000
Scott Silverman	VP	06/21/2017	06/21/2018	09/25/2017	$12,500	$6,250	$6,250	Resigned prior to Vesting date, therefore no shares issued.
Victoria Rudman*	CFO	01/16/2017*	06/30/2018	Active	$5,000	$30,000	*Agreement as of 7/1/17	1,875,000

Material Agreements

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

On June 22, 2017, the Company entered into a Stock Purchase Agreement (the “SPA”) with Ascenda Corporation, a company limited by shares incorporated under the laws of Independent State of Samoa (“Ascenda”), Hong Kong Ascenda International Co., Limited, a company limited by shares incorporated under the laws of Hong Kong (“Company HK”), and Hong Kong Ascenda International Co., Limited, a company limited by shares incorporated under the laws of Independent State of Samoa (“Company Samoa”, and collectively with Company HK, the “Targets” and each a “Target”).

Effective as of November 24, 2017, Huey Long, the Company’s Chief Executive Officer and a member of its board of directors, resigned his position as an officer and director of the Company as previously disclosed by the Company. Further, on November 27, 2017, Seller, Company HK, Company Samoa and Donald Ruan entered into a Rescission and Mutual Release Agreement (the “Rescission Agreement”) pursuant to which the parties thereto agreed to rescind, ab initio, the SPA. As a result of the Rescission Agreement, the acquisition of the Targets is deemed not to have occurred and will be of no further force or effect. As a result of these events, and the Company’s efforts to secure additional financing and additional partners to expand sales of its Mobeego product line, the Company is no longer seeking to launch its planned global sourcing business with Textiss USA, Misaki Corporation and Axperrt Company Limited as previously disclosed.

Financings

The following summary table is a listing of all outstanding convertible debt as of June 30, 2017:

Issue Date	Maturity Date	Interest rate	Interest rate (default)	Total Principal	Converted	Net Principal
10/02/2015	10/02/2017	3.85%	18.00%	$617,578	$352,454	$265,124
12/07/2015	12/06/2016	10.00%	10.00%	250,000	150,000	100,000
02/04/2016	02/03/2017	5.00%	n/a	15,000	15,000	-
04/26/2016	04/26/2017	10.00%	18.00%	25,000	25,000	-
04/26/2016	04/26/2017	10.00%	18.00%	50,000	50,000	-
04/27/2016	04/27/2017	10.00%	18.00%	300,000	-	300,000
05/13/2016	05/13/2017	10.00%	22.00%	700,000	91,070	608,930
06/09/2016	06/09/2017	10.00%	18.00%	75,000	23,209	51,791
07/14/2016	10/14/2016	5.00%	n/a	30,000	-	30,000
07/21/2016	07/21/2017	10.00%	10.00%	75,000	-	75,000
08/23/2016	08/23/2017	10.00%	18.00%	15,000	15,000	-
09/22/2016	09/22/2017	10.00%	22.00%	225,000	125,350	99,650
10/18/2016	10/18/2017	10.00%	18.00%	150,000	104,634	45,366
01/27/2017	01/27/2018	10.00%	18.00%	5,000	-	5,000
01/27/2017	01/27/2018	10.00%	18.00%	5,000	-	5,000
02/02/2017	02/02/2018	10.00%	18.00%	5,000	-	5,000
02/10/2017	02/10/2018	10.00%	18.00%	11,666	-	11,666
02/10/2017	02/10/2018	10.00%	18.00%	11,668	-	11,668
02/14/2017	02/14/2018	10.00%	18.00%	11,700	-	11,700
02/17/2017	02/17/2018	10.00%	18.00%	50,000	-	50,000
02/23/2017	02/23/2018	10.00%	18.00%	50,000	-	50,000
03/14/2017	03/14/2018	10.00%	18.00%	50,000	-	50,000
03/15/2017	03/15/2018	10.00%	18.00%	50,000	-	50,000
03/17/2017	03/17/2018	10.00%	18.00%	50,000	-	50,000
03/28/2017	03/28/2018	10.00%	18.00%	50,000	-	50,000
04/03/2017	04/03/2018	10.00%	18.00%	50,000	-	50,000
05/01/2017	05/01/2018	10.00%	18.00%	50,000	-	50,000
06/01/2017	06/01/2018	10.00%	18.00%	50,000	-	50,000
Total Convertible Notes				$3,027,612	$951,717	$2,075,895

Capital Expenditures

Other Capital Expenditures

We expect to incur research and development costs, as well as marketing expenses in connection with the expansion of our business.

Fiscal year end

Our fiscal year end is June 30.

Going Concern

Our independent auditors have added an explanatory paragraph to their audit opinion issued in connection with our financial statements. As reflected in the financial statements included elsewhere in this report, the Company has minimal revenues, net accumulated losses since inception and a shareholders’ deficit of $5,782,212 as of June 30, 2017.

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

Future Financings

We will require additional financing to fund our planned operations. We currently do not have committed sources of additional financing and may not be able to obtain additional financing particularly, if the volatile conditions of the stock and financial markets, and more particularly the market for early development stage company stocks persist. There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to obtain the additional financing on a timely basis, if and when it is needed, we will be forced to further delay or further scale down some or all of our activities or perhaps even cease the operations of the business.

Since inception we have funded our operations primarily through equity and debt financings and we expect that we will continue to fund our operations through the equity and debt financing, either alone or through strategic alliances. If we are able to raise additional financing by issuing equity securities, our existing stockholders’ ownership will be diluted. Obtaining commercial or other loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

There is no assurance that we will be able to maintain operations at a level sufficient for an investor to obtain a return on his, her, or its investment in our common stock. Further, we may continue to be unprofitable.

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

Fair Value of Financial Instruments

We apply the provisions of accounting guidance, FASB Topic ASC 825 that requires all entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value, and defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. As of March 31, 2015 and June 30, 2015, the fair value of accounts payable approximated carrying value due to the short maturity of the instruments, quoted market prices or interest rates which fluctuate with market rates.

Recent Accounting Pronouncements

In January 2017, the FASB issued Accounting Standards Update No. 2017-01, Clarifying the Definition of a Business ("ASU 2017-01"). The standard clarifies the definition of a business by adding guidance to assist entities in evaluating whether transactions should be accounted for as acquisitions of assets or businesses. ASU 2017-01 is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Under ASU 2017-01, to be considered a business, the assets in the transaction need to include an input and a substantive process that together significantly contribute to the ability to create outputs. Prior to the adoption of the new guidance, an acquisition or disposition would be considered a business if there were inputs, as well as processes that when applied to those inputs had the ability to create outputs. Early adoption is permitted for certain transactions. Adoption of ASU 2017-01 may have a material impact on our consolidated financial statements if we enter into future business combinations.

In January 2017, the FASB issued Accounting Standards Update No. 2017-04, Simplifying the Test for Goodwill Impairment ("ASU 2017-04"). ASU 2017-04 simplifies the accounting for goodwill impairment by removing Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. ASU 2017-04 is effective for annual or interim goodwill impairment tests in fiscal years beginning after December 15, 2019, and should be applied on a prospective basis. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. We do not anticipate the adoption of ASU 2017-04 will have a material impact on our consolidated financial statements.

Other pronouncements issued by the FASB or other authoritative accounting standards groups with future effective dates are either not applicable or are not expected to be significant to the Company’s financial position, results of operations or cash flows.

The Company reviewed all recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC and they did not or are not believed by management to have a material impact on the Company’s present or future financial statements

Off-Balance Sheet Arrangements

Under SEC regulations, we are required to disclose our off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, such as changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. As of June 30, 2017, we have no off-balance sheet arrangements.

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

Life Clips, Inc.

Index to Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of

Life Clips, Inc.

We have audited the accompanying balance sheets of Life Clips, Inc. (the “Company”) as of June 30, 2017 and 2016, and the related statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the two years in period end June 30, 2017. Life Clips, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 2017 and 2016, and the results of its operations, changes in stockholders’ (deficit) and cash flows for the years ended June 30, 2017 and 2016 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ L&L CPAS, PA

L&L CPAS, PA

Certified Public Accountants

Cornelius, North Carolina

The United States of America

April 3, 2018

Life Clips, Inc.

BALANCE SHEETS

	June 30, 2017	June 30, 2016
	(Audited)	(Audited)
ASSETS
Current assets
Cash	$91,672	$469,233
Total current assets	$91,672	$469,233
Other Current Assets
Accounts Receivable	3,064	-
Deposit	-	240,000
Total other current assets	$3,064	$240,000
Fixed Assets
Total Fixed Assets	-	-
Total assets	$94,736	$709,233

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities
Accounts Payable	$358,226	$162,759
Accrued Expense and Interest Payable	250,262	48,476
Customer Deposits	84,538	-
Convertible Note Payable (net of discount of $407,905 and $681,047, respectively)	1,637,990	108,953
Note Payable - Batterfly & NUWA	530,000	-
Liquidated Damages Payable	37,316	-
Payroll Tax Liabilities	18,776	8,195
Derivative Liabilities	-	1,518,085
Total Current Liabilities	2,917,107	1,846,468
Long Term Liabilities
Derivative Liability - Convertible Notes Payable	2,959,841	18,625,104
Convertible Notes Payable (Net of debt discount of $-0- and $908,466, respectively.)	-	334,112
Total Long Term Liabilities	2,959,841	18,959,216
Total Liabilities	5,876,948	20,805,684

Shareholders' deficit
Preferred stock, ($0.001 par value; 20,000,000 shares authorized, on 5/8/17 1,000,000 shares were issued and outstanding).	1,000	-
Common stock, ($0.001 par value; 8,000,000,000 shares authorized, 187,866,264 (plus 11,004,166 reserved for employee vesting) and 53,332,576 shares issued and outstanding as of June 30, 2017 and June 30, 2016, respectively).	187,867	53,333
Shares to be issued/returned	6,732	-
Additional paid in capital	9,897,488	304,666
Accumulated deficit	(15,875,299)	(20,454,450)
Total shareholders' deficit	(5,782,212)	(20,096,451)

Total liabilities and shareholders' deficit	$94,736	$709,233

The accompanying notes are an integral part of these financial statements.

LIFE CLIPS, INC.

STATEMENTS OF OPERATIONS

For the years ended June 30, 2017 and 2016

	June 30, 2017	June 30, 2016
	(Audited)	(Audited)
Revenues
Revenues	$3,064	$534
Cost of goods sold	109,289	71,903
Gross profit	(106,225)	(71,369)
Operating costs:
Licensing Fee	262,000	-
Finance Costs	51,000	33,935
Payroll Expense	160,996	184,201
Product Development Expense	4,191	49,599
Professional Fees	620,340	478,537
Consulting Fees	15,000	670,317
Management Fees	188,000	-
Marketing Expense	14,329	10,364
Software Fees and Support	2,995	646,980
Travel, Meals and Entertainment	31,544	37,987
Preferred shares issued	1,000	-
Employee Stock Vesting in Treasury	41,600	-
Other general and administrative expenses	99,708	70,622
Total operating costs	1,492,703	2,182,542
Gain/(Loss) from operations	(1,598,927)	(2,253,911)
Other income (expense)
Loss on Debt Settlement	(72,916)	-
Interest expense	(213,582)	(49,615)
Amortization of Debt Discount	(2,146,527)	(487,402)
Gain/(Loss) on Derivative	14,834,604	(16,922,622)
Loss on Acquisition of Batterfly Energy LTD	(6,223,500)	-
Total Other Income (Expense)	6,178,078	(17,459,639)
Gain/(Loss) before income taxes	4,579,151	(19,713,550)
Provision for income taxes	-	-
Net gain/(loss)	$4,579,151	$(19,713,550)
Basic earnings per share	0.05	(0.40)
Weighted average number of common shares outstanding	90,001,941	49,435,410

The accompanying notes are an integral part of these financial statements.

LIFE CLIPS, INC.

STATEMENT OF STOCKHOLDERS’ (DEFICIT)

For the years ended June 30, 2017 and 2016

					Shares to
	Preferred		Common		be	Additional		Total
	Stock		Stock		Issued and	Paid-In	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Returned	Capital	Deficit	(Deficit)
Balances as of June 30, 2015			38,037,120	$38,037		$665,283	$(740,900)	$(37,580)
Reorganization due to recapitalization			119,366,500	119,367		(129,838)		(10,471)
Shares cancelled in reverse re-capitalization			(107,261,000)	(107,261)		(237,739)		(345,000)
Shares issued for consulting service			3,190,000	3,190		6,960		10,150
Net Loss for the year ended June 30, 2016							(19,713,550)	(19,713,550)
Balances June 30, 2016			53,332,620	53,333	-	304,666	(20,454,450)	(20,096,451)
Issuance of Preferred Stock for services	1,000,000	1,000						1,000
Shares issued for conversions and true-ups			141,650,914	141,651	13,482	855,787		1,010,920
Shares issued for Batterfly Acquisition			10,000,000	10,000		5,081,000		5,091,000
Shares issued for Ascenda Acquisition (Cancelled. Returned after 6/30/17)			10,000,000	10,000	(10,000)	-		-
Shares issued for consulting services			500,000	500		265,500		266,000
Shares cancelled and returned to treasury			(27,617,226)	(27,617)		27,617		-
Shares in treasury for employee stock vesting -To be issued					3,250	38,350		41,600
Reclassify to APIC						3,324,568		3,324,568
Net Income for the year ended June 30, 2017							4,579,151	4,579,151
Balances as of June 30, 2017	1,000,000	$1,000	187,866,308	$187,867	6,732	$9,897,488	$(15,875,299)	$(5,782,212)

The accompanying notes are an integral part of these financial statements.

LIFE CLIPS, INC.

STATEMENTS OF CASH FLOWS

For the years ended June 30, 2017 and 2016

	June 30, 2017	June 30, 2016
	(Audited)	(Audited)
Cash flows from operating activities:
Net gain/(loss)	$4,579,151	$(19,713,550)
Common Stock Compensation	307,600	1,199,933
Loss on Debt Settlement	72,916	-
Changes in derivative liabilities	(14,834,604)	16,922,622
Amortization of Debt discount	2,146,527	487,402
Loss on Batterfly acquisition	6,223,500	-
Adjustments to reconcile Net Income to Net Cash provided by operations:
Gain/(Loss) on Derivative	-	-
Other Current Assets	-	-
Deposit
Due from related party	-	2,713
Accounts Receivable	(3,064)
Accounts Payable	188,658	162,759
Accrued expense and interest payable	201,786	33,938
Deferred Revenue	84,538	-
Liquidated Damages Payable	37,316	-
Payroll tax liabilities	10,581	8,195
Net cash (used in) operating activities	$(985,095)	$(895,988)

Cash flows from investing activities:
Investment - Batterfly Energy Ltd	(892,500)	(240,000)
Investment - Ascenda	-	-
Net cash (used in) provided by investing activities	$(892,500)	$(240,000)

Cash flows from financing activities:
Repurchase of common stock	-	(345,000)
Repayment of note payable-related party	(10,000)	(85,000)
Proceed from convertible notes payables	1,510,034	2,032,578
Net cash provided by financing activities	$1,500,034	$1,602,578

Net cash increased in cash	(377,561)	466,589

Cash at beginning of period	469,233	2,644

Cash at end of period	$91,672	$469,233

Supplemental Disclosures of cash flow information:
Cash paid for:
Interest	$-	$11,791
Income taxes	$-	$-

NON-CASH TRANSACTIONS AFFECTING OPERATING, INVESTING AND FINANCING ACTIVITIES

Value of common shares issued as payment of debt	$-	$-
Value of common shares issued for services	$35,400	$-
Value of common shares returned to treasury	$30,617	$-
Value of common shares issued for acquisition of Batterfly Energy LTD	$5,091,000	$-
Issuance of Common Stock for acquisition of Batterfly Energy LTD	9,500,000	-
Issuance of Common Stock for convertible notes payable	141,650,914	-
Issuance of Common Stock for services	3,250,000	-
Notes payable	$1,224,925	$-

The accompanying notes are an integral part of these financial statements.

Life Clips, Inc.

Footnotes to Financial Statements June 30, 2017

NOTE 1. ORGANIZATION AND OPERATIONS

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

Our Company is focused on developing three synergistic businesses:

●	Expanding the Mobeego line of mobile accessories.
●	Global Sourcing Services that includes product design, factory identification, negotiations, compliance qualification, and end-to-end logistics management to source products anywhere in the world.
●	Sales and marketing services that provide an efficient path for companies to launch and market product into multi-channel retail and capture the maximum return on investment.

On June 22, 2017, the Company entered into a Stock Purchase Agreement (the “SPA”) with Ascenda, a company limited by shares incorporated under the laws of Independent State of Samoa (“Seller”), Hong Kong Ascenda International Co., Limited, a company limited by shares incorporated under the laws of Hong Kong (“Company HK”), and Hong Kong Ascenda International Co., Limited, a company limited by shares incorporated under the laws of Independent State of Samoa (“Company Samoa”, and collectively with Company HK, the “Targets” and each a “Target”). On November 27, 2017 the SPA was rescinded, ab initio, and is of no further force or effect. See Note 14.

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

On May 3, 2017, the Company entered into a distribution agreement with Axperrt Company Limited (“Axpert”), organized under the laws of Republic of China. It is a royalty free, non-exclusive one-year contract with a distributor to sell Mobeego products throughout Asia, New Zealand, Singapore, the Philippines, India, Indonesia, Cambodia and Vietnam. The contract grants Axpert the non-transferable right to promote, market and resell Mobeego products and will be automatically renewed for one additional year, provided Axpert has performed all of its commitments and obligations. The terms of the contract require Axpert to pay 50% of each accepted order in advance and 50% on delivery.

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

Intangible Asset – The Company is no longer developing software. The development cost through June 30, 2016 has totaled $70,450. The software has an infinite useful life and will be tested annually for impairment.

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

NOTE 3. UNCERTAINTY OF ABILITY TO CONTINUE AS A GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying financial statements, the Company has minimal revenues, net accumulated losses since inception and a shareholders’ deficit of $5,782,212 as of June 30, 2017. These factors raise doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on management funding operating costs and the successful production and sales release of the Life Clips camera. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 4. RELATED PARTY TRANSACTIONS

At June 30, 2017 and June 30, 2016, a major shareholder owed the Company $-0- and $-0-, respectively.

The compensation paid to related parties for the ending June 30, 2017 is outlined in the following table:

		Contract	Contract	Resignation	Cash per	Cash Paid out	Accrued in 2017	1st Grant - On Effective Date
Name	Position	Start	End	Date	month	in 2017	(unpaid)	# of Shares
Huey Long	CEO	02/02/2017	02/02/2018	11/10/2017	$25,000	$125,000	-	3,750,000
William Singer	Director	03/01/2017	03/01/2018	Active	$3,500	$17,500	-	1,500,000
Victoria Rudman*	CFO	01/16/2017*	06/30/2018	Active	$5,000	$30,000	*Agreement as of 7/1/17	1,875,000

*Ms. Rudman was appointed CFO on January 16, 2017 (Form 8-K filed on January 23, 2017). A formal agreement was not executed until June 30, 2017 at a cash rate of $12,500 monthly.

NOTE 5. INTANGIBLE ASSETS

The Company is no longer in the business of developing software. The development cost for the years ended June 30, 2017 and 2016 are $0 and $646,980, respectively. The software had been written off during the annual impairment test.

	June 30, 2016	June 30, 2016

Software	$—	$646,980
Less: Impairment Charges	—	(646,980)
Less: Accumulated Amortization	—	—
Software - net	$-0-	$-0-

NOTE 6. NOTES PAYABLE

At June 30, 2017 and June 30, 2016 the Company had notes payable in the amount of $530,000 and $0, respectively.

NOTE 7. CONVERTIBLE DEBT AND WARRANTS

The Company has recorded derivative liabilities associated with convertible debt instruments and warrants, as more fully discussed at Note 8.

(A) Convertible Notes and Warrants

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

Balance at			Purchased	Balance at	Interest	Interest	Due	Interest	Conversion
July 1, 2016	Additions	Conversions	(sold)	June 30, 2017	Expense	converted	Date	Rate	Price
25,000	-	(25,000)	-	-	1,274	(1,274)	05/30/17	10.00%	50% of the average of the lowest three trading prices during the 20 trading day period prior to the conversion date
50,000	-	(50,000)	-	-	3,041	(3,041)	10/02/17	10.00%	50% of the average of the lowest three trading prices during the 20 trading day period prior to the conversion date
164,360	-	(164,360)	-	-	7,433	(7,433)	10/02/17	3.85%	50% of the average of the lowest three trading prices during the 20 trading day period prior to the conversion date
15,000	-	(15,000)	-	-	813	(813)	02/23/17	10.00%	50% of the average of the lowest three trading prices during the 20 trading day period prior to the conversion date
151,073	-	-	-	151,073	10,087	-	10/02/17	3.85%	50% of the average of the lowest three trading prices during the 20 trading day period prior to the conversion date
151,073	-	(81,494)	-	69,578	7,952	-	10/02/17	3.85%	50% of the average of the lowest three trading prices during the 20 trading day period prior to the conversion date
151,073	-	(106,600)	-	44,473	7,854	-	10/02/17	3.85%	50% of the average of the lowest three trading prices during the 20 trading day period prior to the conversion date
250,000	-	(150,000)	-	100,000	32,792	-	12/07/16	10.00%	50% of the average of the lowest three trading prices during the 20 trading day period prior to the conversion date
300,000	-	-	-	300,000	38,992	-	04/28/17	10.00%	50% of the average of the lowest three trading prices during the 20 trading day period prior to the conversion date
700,000	-	(91,070)	-	608,930	80,187	-	05/14/17	10.00%	50% of the average of the lowest three trading prices during the 20 trading day period prior to the conversion date
75,000	-	(23,209)	-	51,791	25,833	-	06/10/17	10.00%	50% of the average of the lowest three trading prices during the 20 trading day period prior to the conversion date
-	75,000	-	-	75,000	7,007	-	07/22/17	10.00%	50% of the average of the lowest three trading prices during the 20 trading day period prior to the conversion date
-	225,000	(125,350)	-	99,650	15,474	-	09/23/17	10.00%	50% of the average of the lowest three trading prices during the 20 trading day period prior to the conversion date
-	150,000	(94,634)	(10,000)	45,366	8,993	-	10/19/17	10.00%	50% of the average of the lowest three trading prices during the 20 trading day period prior to the conversion date
-	5,000	-	-	5,000	210	-	01/28/18	10.00%	50% of the average of the lowest three trading prices during the 20 trading day period prior to the conversion date
-	5,000	-	-	5,000	210	-	01/28/18	10.00%	50% of the average of the lowest three trading prices during the 20 trading day period prior to the conversion date
-	5,000	-	-	5,000	201	-	02/03/18	10.00%	50% of the average of the lowest three trading prices during the 20 trading day period prior to the conversion date
-	11,666	-	-	11,666	444	-	02/11/18	10.00%	50% of the average of the lowest three trading prices during the 20 trading day period prior to the conversion date
-	11,668	-	-	11,668	444	-	02/11/18	10.00%	50% of the average of the lowest three trading prices during the 20 trading day period prior to the conversion date
-	11,700	-	-	11,700	433	-	02/15/18	10.00%	50% of the average of the lowest three trading prices during the 20 trading day period prior to the conversion date
-	50,000	-	-	50,000	1,808	-	02/18/18	10.00%	50% of the average of the lowest three trading prices during the 20 trading day period prior to the conversion date
-	50,000	-	-	50,000	1,726	-	02/24/18	10.00%	50% of the average of the lowest three trading prices during the 20 trading day period prior to the conversion date
-	50,000	-	-	50,000	1,466	-	03/15/18	10.00%	50% of the average of the lowest three trading prices during the 20 trading day period prior to the conversion date
-	50,000	-	-	50,000	1,452	-	03/16/18	10.00%	50% of the average of the lowest three trading prices during the 20 trading day period prior to the conversion date
-	50,000	-	-	50,000	1,425	-	03/18/18	10.00%	50% of the average of the lowest three trading prices during the 20 trading day period prior to the conversion date
-	50,000	-	-	50,000	1,274	-	03/29/18	10.00%	50% of the average of the lowest three trading prices during the 20 trading day period prior to the conversion date
-	50,000	-	-	50,000	1,205	-	04/04/18	10.00%	50% of the average of the lowest three trading prices during the 20 trading day period prior to the conversion date
-	50,000	-	-	50,000	822	-	05/02/18	10.00%	50% of the average of the lowest three trading prices during the 20 trading day period prior to the conversion date
-	50,000	-	-	50,000	397	-	06/02/18	10.00%	50% of the average of the lowest three trading prices during the 20 trading day period prior to the conversion date
-	30,000	-	-	30,000	1,442		10/14/16	5.00%	Non-Convertible
2,032,578	980,034	(926,717)	(10,000)	2,075,895	262,691	(12,561)

The Company has determined that the conversion feature of the Notes represents an embedded derivative since the Notes are convertible into a variable number of shares upon conversion. Accordingly, the Notes are not considered to be conventional debt and the embedded conversion feature must be bifurcated from the debt host and accounted for as a derivative liability. See Note 8 for further discussion.

(B) Terms of Debt

The debt carries interest between 3.85% and 10%, and is due in October 2017 and March 2018.

All convertible debt in connection with the Notes Offering are convertible at $0.026 and $0.44/share (on June 30, 2016), however, the Notes include a “ratchet feature”, which allows for a lower offering price based on market prices.

(C) Future Commitments

At June 30, 2016, the Company has outstanding convertible debt of $2,075,895 which is payable within the next eleven months.

The Company recorded the debt discount to the extent of the gross proceeds raised, and expensed immediately the remaining fair value of the derivative liability, as it exceeded the gross proceeds of the note.

The Company recorded debt discount of $681,047 and $2,076,912 for the year ended June 30, 2017 and 2016.

The amortization of debt discount amounted to $2,146,527 and $487,399 for the year ended June 30, 2017 and 2016, respectively.

The Convertible Notes Payable changes for the year ended June 30, 2017 are listed in the following table.

	June 30, 2017	June 30, 2016
Balance Prior Year (current and long term)	$443,065	$85,000
Proceeds	980,034	2,032,578
Repayments/Conversion	(951,725)	(85,000)
Less: gross Debt Discount recorded	(980,034)	(2,076,912)
Add: Amortization of Debt Discount	2,146,650	487,399
Less Current portion	(1,637,990)	(108,953)
Long-Term Convertible Debt	$-	$334,112

NOTE 8. DERIVATIVE LIABILITIES

The Company identified conversion features embedded within convertible debt and warrants issued in the year ended June 30, 2017. The Company has determined that the features associated with the embedded conversion option, in the form a ratchet provision, should be accounted for at fair value, as a derivative liability, as the Company cannot determine if a sufficient number of shares would be available to settle all potential future conversion and warrant transactions.

The derivate liability changes for the year ended June 30, 217 are listed in the following table.

Derivative Liabilities
DL as of 6/30/2016	20,143,189
Initial DL	2,533,938
Changes in DL	(16,392,718)
Reclassify to APIC	(3,324,568)
DL as of 6/30/2017	2,959,841

The fair value at the commitment and re-measurement dates for the Company’s derivative liabilities were based upon the following management assumptions as June 30, 2017:

	Commitment Date	Re-measurement Date
Expected dividends	0%	0%
Expected volatility	220%	261%
Expected term	0.5 to 3 years	0.10-2.87 years
Risk free interest rate	0.43%-1.11%	0.36%- 0.71%

NOTE 9. EQUITY

Authorized Capital

On April 4, 2016, the Company filed Articles of Restatement with the Wyoming Secretary of State authorizing 320,000,000 shares of common stock, par value $0.001 per share (the “Common Stock”) and 20,000,000 shares of Preferred Stock, par value $0.001 (the “Preferred Stock”). The Board may issue shares of Preferred Stock in one or more series and fix the rights, preferences and privileges thereof, including voting rights, terms of redemption, redemption prices, liquidation preferences, number of shares constituting any series or the designation of such series, without further vote or action by the stockholders.

On June 28, 2017, the Company filed Articles of Amendment to authorize an increase in the number of authorized shares of Common Stock from 300,000,000 to 800,000,000.

On September 28, 2017, the Company filed Articles of Amendment to authorize an increase in the number of authorized shares of Common Stock from 800,000,000 to 5,000,000,000.

As of June 30, 2017, the Company had 187,866,264 shares of Common Stock issued and outstanding.

Preferred Stock

Effective as of May 19, 2017, the Company amended its Articles of Incorporation to designate 1,000,000 shares of preferred stock as Series A Preferred Stock, with a par value of $0.001 per share (the “Series A Stock”). Each share of Series A Stock ranks, with respect to dividend rights and rights upon liquidation, winding up or dissolution of the Company, the same as the common stock of the Company, par value $0.001 per share (the “Common Stock”) and is not entitled to any specific dividends or other distributions, other than those declared by the Board of Directors. Each share of Series A Stock has 100 votes on any matter submitted to the shareholders of the Company, and the Series A Stock votes together with the holders of the outstanding shares of all other capital stock of the Company (including the Common Stock and any other series of preferred stock then outstanding), and not as a separate class, series or voting group on any such matter. The Series A Preferred Stock is not transferrable by the holder, and may be redeemed by the Company at any time for the par value. In the event that the holder of Series A Preferred Stock who is an employee or officer of the Company leaves their position as an employee or officer of the Company for any reason, the Series A Preferred Stock held by that holder will be automatically cancelled and will revert to being authorized and unissued shares of Series A Preferred Stock. The Series A Stock is not convertible into any other class of shares of the Company.

On May 25, 2017, the Company issued 1,000,000 shares of Series A Stock to Victoria Rudman, the Company’s Chief Financial Officer, in return for services provided to the Company by Ms. Rudman and to ensure Ms. Rudman’s continued service to the Company.

Effective as of June 2, 2017, the Company amended its Articles of Incorporation by amending the Certificate of Designation for the Series A Stock to increase the number of votes that each share of Series A Stock has to 200 votes. Effective as of August 7, 2017, the Company again amended its Articles of Incorporation by amending the Certificate of Designation for the Series A Stock to increase the number of votes that each share of Series A Stock has to 400 votes.

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

Common Stock

Net common stock issued for the year ended June 30, 2017 was 134,533,688 shares compared to 36,466,902 shares for the year ended June 30, 2016, as follows:

	Preferred Stock		Common Stock		Shares to be Issued and	AdditionalPaid-In	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Returned	Capital	Deficit	(Deficit)
Issuance of Preferred Stock for services	1,000,000	1,000						1,000
Shares issued for conversions and true-ups			141,650,914	141,651	13,482	855,787		1,010,920
Shares issued for Batterfly Acquisition			10,000,000	10,000		5,081,000		5,091,000
Shares issued for Ascenda Acquisition (Cancelled. Returned after 6/30/17)			10,000,000	10,000	(10,000)	-		-
Shares issued for consulting services			500,000	500		265,500		266,000
Shares cancelled and returned to treasury			(27,617,226)	(27,617)		27,617		-
Shares in treasury for employee stock vesting -To be issued					3,250	38,350		41,600
Recalissfy to APIC						3,324,568		77,818
Balances as of June 30, 2017	1,000,000	$1,000	134,533,688	$134,534	6,732	$9,592,822	$-	$6,488,338

Warrants and Options

There are two warrants whose fair value at the balance sheet date is $2,243.

The Company had issued four warrants dated from February to May 2016. Two of the warrants were related to consulting agreements and have been fully converted. The remaining two are related to convertible note holders. The details are:

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

NOTE 10. EMPLOYMENT AGREEMENTS

For the year ending June 30, 2017, the Company entered into several employment agreements with key officers, the following table summarizes the terms and related share grants:

		Contract	Contract	Resignation	Cash per month	Cash Paid out	Accrued in 2017	1st Grant - On Effective
Name	Position	Start	End	Date	# of shares	in 2017	(unpaid)	Date
Huey Long	CEO	02/02/2017	02/02/2018	11/10/2017	$25,000	$125,000	-	3,750,000
William Singer	VP	03/01/2017	03/01/2018	Active	$3,500	$17,500	-	1,500,000
Scott Silverman	VP	06/21/2017	06/21/2018	09/25/2017	$12,500	$6,250	$6,250	Resigned prior to Vesting date, therefore no shares issued.
Victoria Rudman*	CFO	01/16/2017*	06/30/2018	Active	$5,000	$30,000	*Agreement as of 7/1/17	1,875,000

*Ms. Rudman was appointed CFO on January 16, 2017 (Form 8-K filed on January 23, 2017). A formal agreement was not executed until June 30, 2017 at a cash rate of $12,500 monthly.

		Contract	Contract	Resignation	Cash per month	Cash Paid out	Accrued in 2017	1st Grant - On Effective
Name	Position	Start	End	Date	# of Shares	in 2017	(unpaid)	Date
Huey Long	CEO	02/02/2017	02/02/2018	11/10/2017	$25,000	$125,000	-	3,750,000
William Singer	VP	03/01/2017	03/01/2018	Active	$3,500	$17,500	-	1,500,000
Scott Silverman	VP	06/21/2017	06/21/2018	09/25/2017	$12,500	$6,250	$6,250	Resigned prior to Vesting date, therefore no shares issued.
Victoria Rudman*	CFO	01/16/2017*	06/30/2018	Active	$5,000	$30,000	*Agreement as of 7/1/17	1,875,000

NOTE 11. MATERIAL AGREEMENTS

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

On June 22, 2017, the Company entered into a Stock Purchase Agreement (the “SPA”) with Ascenda Corporation, a company limited by shares incorporated under the laws of Independent State of Samoa (“Ascenda”), Hong Kong Ascenda International Co., Limited, a company limited by shares incorporated under the laws of Hong Kong (“Company HK”), and Hong Kong Ascenda International Co., Limited, a company limited by shares incorporated under the laws of Independent State of Samoa (“Company Samoa”, and collectively with Company HK, the “Targets” and each a “Target”).

Effective as of November 24, 2017, Huey Long, the Company’s Chief Executive Officer and a member of its board of directors, resigned his position as an officer and director of the Company as previously disclosed by the Company. Further, on November 27, 2017, Seller, Company HK, Company Samoa and Donald Ruan entered into a Rescission and Mutual Release Agreement (the “Rescission Agreement”) pursuant to which the parties thereto agreed to rescind, ab initio, the SPA. As a result of the Rescission Agreement, the acquisition of the Targets is deemed not to have occurred and will be of no further force or effect. As a result of these events, and the Company’s efforts to secure additional financing and additional partners to expand sales of its Mobeego product line, the Company is no longer seeking to launch its planned global sourcing business with Textiss USA, Misaki Corporation and Axperrt Company Limited as previously disclosed.

NOTE 12. INCOME TAX PROVISION

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

The effects of temporary differences that gave rise to significant portions of deferred tax assets at June 30, 2017 and June 30, 2016 are approximately as follows:

	June 30, 2017	June 30, 2016
Net operating loss carryforward	$15,875,299	$20,454,450
Gross Deferred Tax Assets	5,397,602	6,954,000
Less Valuation Allowance	(5,397,602)	(6,954,000)
Total Deferred Tax Assets – Net	-	-

There was no income tax expense for the years ended June 30, 2017 and 2016 due to the Company’s net losses.

NOTE 13. SUBSEQUENT EVENTS

The Company follows the guidance in Section 855-10-50 of the FASB Accounting Standards Codification for the disclosure of subsequent events. The company will evaluate subsequent events through the date of the issuance of the financial statements.

Effective as of July 24, 2017, and as disclosed the Form 8-K filed by the Company on August 2, 2017, the Company amended its Articles of Incorporation to increase the number of authorized shares of common stock of the Company, par value $0.001 per share (the “Common Stock”) from 300,000,000 shares of Common Stock to 800,000,000 shares of Common Stock.

Effective as of August 7, 2017, the Company amended its Articles of Incorporation by amending the Certificate of Designation for the Series A Stock to increase the number of votes that each share of Series A Stock has to 400 votes.

On September 19, 2017, the Company entered into an 18% Convertible Promissory Note with Long Side Ventures LLC, an unaffiliated third party. The note was in a principal amount of $30,000, and is convertible at a price equal to fifty percent (50%) of the lowest trading price during the five trading day period prior to the date of conversion. The note maturity date is August 30, 2018.

Effective as of September 26, 2017, the Company amended its Articles of Incorporation to increase the number of authorized shares of common stock of the Company, par value $0.001 per share (the “Common Stock”) from 800,000,000 shares of Common Stock to 5,000,000,000 shares of Common Stock.

Effective as of November 24, 2017, Huey Long, the Company’s Chief Executive Officer and a member of its board of directors, resigned his position as an officer and director of the Company pursuant to a resignation letter dated November 10, 2017 as previously disclosed by the Company. The Company has accrued $75,000 through November 24, 2017 to reflect unpaid amounts to Mr. Long provided for in the February 2, 2017 employment agreement it entered into with Mr. Long.

On November 27, 2017, Seller, Company HK, Company Samoa and Donald Ruan entered into a Rescission and Mutual Release Agreement (the “Rescission Agreement”) pursuant to which the parties thereto agreed to rescind, ab initio, the Company’s June 22, 2017 acquisition of Company HK and Company Samoa pursuant to the SPA described in Note 1. As a result of the Rescission Agreement, the Acquisition is deemed not to have occurred, and the Note issued by the Company as partial consideration for the acquisition was terminated and rescinded ab initio, and will be of no further force or effect. The 10,000,000 shares were cancelled and returned to the Company.

Pursuant to the terms of the Rescission Agreement, Mr. Ruan resigned from all positions he held as a director or officer of the Company and any of its subsidiaries. In addition, the Employment Agreement entered into between the Company and Mr. Ruan was terminated, and Mr. Ruan waived any rights to the 500,000 shares of common stock that were to be issued by the Company pursuant to the Employment Agreement.

On September 25, 2017, Huey Long, on behalf of the Company, without Board approval, entered into a Mutual Release Agreement and 12% Promissory Note with Scott Silverman. The note was in a principal amount of $26,500 and matured on March 1, 2018. The Company is currently in negotiations with Mr. Silverman.

On November 16, 2017, the Company entered into an 18% Convertible Promissory Note with Long Side Ventures LLC, an unaffiliated third party. The note was in a principal amount of $15,000, and is convertible at a price equal to fifty percent (50%) of the lowest trading price during the five trading day period prior to the date of conversion. The note maturity date is November 16, 2018.

On January 19, 2018, the Company entered into an 18% Convertible Promissory Note with Crest Ventures LLC, an unaffiliated third party. The note was in a principal amount of $10,000, and is convertible at a price equal to fifty percent (50%) of the lowest trading price during the five trading day period prior to the date of conversion. The note maturity date is January 19, 2019.

On March 22, 2018, the Company entered into an 18% Convertible Promissory Note with Long Side Ventures LLC, an unaffiliated third party. The note was in a principal amount of $15,000, and is convertible at a price equal to fifty percent (50%) of the lowest trading price during the five trading day period prior to the date of conversion. The note maturity date is March 1, 2019.

On March 23, 2018, the Company entered into an 18% Convertible Promissory Note with Long Side Ventures LLC, an unaffiliated third party. The note was in a principal amount of $15,000, and is convertible at a price equal to fifty percent (50%) of the lowest trading price during the five trading day period prior to the date of conversion. The note maturity date is March 1, 2019.

After year ending June 30. 2017, there were a total of 1,071,965,073 common stock shares issued.

ITEM 9. DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Management’s annual report on internal control over financial reporting

Our management, including our principal executive officer and principal financial officer, is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our internal control over financial reporting as of June 30, 2017. Our management’s evaluation of our internal control over financial reporting was based on the framework in Internal Control-Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that as of June 30, 2017, our internal control over financial reporting was not effective.

The ineffectiveness of our internal control over financial reporting was due to the following material weaknesses which we identified in our internal control over financial reporting: (1) the lack of multiples levels of management review on complex accounting and financial reporting issues, (2) a lack of adequate segregation of duties and necessary corporate accounting resources in our financial reporting process and accounting function as a result of our limited financial resources to support hiring of personnel and implementation of accounting systems.

We expect to be materially dependent upon third parties to provide us with accounting consulting services related to accounting services for the foreseeable future. We believe this will be sufficient to remediate the material weaknesses related to our accounting discussed above. Until such time as we have a chief financial officer with the requisite expertise in U.S. GAAP, there are no assurances that the material weaknesses and significant deficiencies in our disclosure controls and procedures will not result in errors in our financial statements which could lead to a restatement of those financial statements.

A material weakness is a deficiency or a combination of control deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Limitations on Effectiveness of Controls

Our principal executive officer and principal financial officer do not expect that our disclosure controls or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additional controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Changes in Internal Control Over Financial Reporting.

We have made no change in our internal control over financial reporting during the fourth quarter of our fiscal year ended June 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B. OTHER INFORMATION.

On April 3, 2018, the Company appointed Ms. Rudman as the Company’s Interim Chief Executive Officer.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Set forth below are the names of the directors and officers of the Company, all positions and offices with the Company held, the period during which he has served as such, and the business experience during at least the last five years:

Name and Address	Age	Date Appointed to Office	Position(s)
Huey Long	49	February 2, 2017[1]	Former Director and Chief Executive Officer
Victoria Rudman	50	January 16, 2017	Director and Chief Financial Officer, and
		April 3, 2018	Interim Chief Executive Officer
William Singer	46	March 1, 2017	Director, EVP Sales and Marketing
Dr. Charles Adelson	40	August 29, 2016	Director

1. Mr. Long resigned as the Company’s Chief Executive Officer and a Director effective as of November 24, 2017.

The above listed officers and directors are not involved, and have not been involved in the past five years, in any legal proceedings that are material to an evaluation of their ability or integrity.

DESCRIPTION

Background Information about Our Officers and Directors

Huey Long – Former Director and Chief Executive Officer

Mr. Huey Long received his Bachelor’s degree in from the University of Tennessee in 1995 where he majored in Psychology and Business and is a veteran of the United States Navy. He has spent over 25 years as an executive leader developing a global network with deep relationships at the world’s largest retailers and suppliers, and is known for his expertise in executive business management, merchandising, strategy, marketing and operations.

From May 2010 to August 2012, Mr. Long served as a Senior Vice President at Wal-Mart Stores, Inc., a global retailer, where he was responsible for general merchandise operations and a General Merchandise Manager at Wal-Mart’s Sam’s Club. From December 2012 to December 2013, Mr. Long was an Executive Vice President of RadioShack Corp., a retailer of electronics and related goods, where he was responsible for mobility merchandising, marketing, strategy and e-commerce operations. From May 2013 to December 2013, Mr. Long also served as a Director of RadioShack China. From April 2014 prior to joining the Company, Mr. Long was Chief Executive Officer of Panam.com, which is a company in the online travel business, and Memley Aviation Inc., which is in the aviation industry. None of these entities are a parent, subsidiary or affiliate of the Company, and Mr. Long does not currently serve on the Board, or any committees thereof, of any other publicly traded company. Mr. Long is not immediately related to any individual who has been employed by the Company or its affiliates as an executive officer or Director during the current or any of the past three years.

The Board believes that Mr. Long’s extensive experience in executive management and the other factors discussed below make Mr. Long uniquely suited and qualified to serve as a member of the Board and as the Company’s Chief Executive Officer. Specifically, Mr. Long Huey is known for his integrity, energy, passion for consumers, loyalty to associates, and relentless focus on results, and has extensive experience in building strong executive teams, with a laser focus on the customer. Mr. Long has significant experience in managing merchandising, operations, logistics and marketing complexities with incisive integration and analysis of information, and has a clear vision of emerging trends and of how value will be created now and in the future. Mr. Long’s financial acumen, while maintaining focus on overall financial outputs through key performance metrics, will be a material benefit to the Company and we grow our operations.

Mr. Long is active in numerous industry, trade and other groups, including the eCommerce On Line Marketing Experts Circle, Social Executive Council, Big Box Retail Professionals, Consumer Electronics Association, Consumer Electronics Independent Dealer Association, National Business Aviation Association, Aircraft Owners and Pilots Association and The Society of Experimental Test Pilots.

In connection with his engagement as the Chief Executive Officer of the Company, the Company entered into an Executive Employment Agreement with Mr. Long (the “Agreement”) on February 2, 2017. The Agreement is for a one-year term, which automatically renews for successive additional one-year terms unless either Mr. Long or the Company notifies the other party that they do not wish the Agreement to so renew. The Agreement provides that Mr. Long will serve as the Company’s Chief Executive Officer and as a member of the Board.

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

Effective as of November 24, 2017, Mr. Long resigned his position as the Company’s Chief Executive officer and a director.

Victoria Rudman – Director, Chief Financial Officer and Interim Chief Executive Officer

Ms. Victoria Rudman has been the Company’s Chief Financial Officer, Secretary, Treasure and a Director since January 16, 2017, Secretary and since April 3, 2018 its Interim Chief Executive Officer. Previously, Ms. Rudman served as interim Chief Financial Officer of Kalytera from March 2015 through June 2016 and continues to serve as Treasurer and Secretary of Kalytera since March 2015 (TSX:KALY). She also currently serves as the CFO of TheraKine Ltd., a private company. Ms. Rudman has over 25 years of professional experience in multiple aspects of leadership, operations, accounting, finance, taxation and fiscal management.

Ms. Rudman has spent most of her career in Fortune 50 global investment bank and retail brokerage firms as well as small cap public companies and startup ventures. She served as Chairman and CEO of Intelligent Living Inc. from 2011-2014. Previously, Victoria held various technology controllership positions at Morgan Stanley and acted as a Vice President at Bear Stearns and Director of Business Planning & Strategy at Visual Networks, where she was the lead project manager for the entire technology business enterprise, including IPO and strategic M&A. Victoria holds a Bachelor of Business Administration in Public Accounting from Pace University, Lubin School of Business.

In connection with her engagement as the Chief Financial Officer of the Company, the Company entered into an Executive Employment Agreement with Ms. Rudman (the “Agreement”) on June 30, 2017. The Agreement is for a two-year term, which automatically renews for successive additional one-year terms unless either Ms. Rudman or the Company notifies the other party that they do not wish the Agreement to so renew. The Agreement provides that Ms. Rudman will serve as the Company’s Chief Executive Officer and as a member of the Board.

Pursuant to the Agreement, the Company will pay Ms. Rudman a salary of $150,000 annually, payable on a monthly basis. The Company is currently unable to pay this Base Salary. Therefore, the Company and the Executive have agreed to an initial payment of $5,000 per month towards the Base Salary. The Base Salary shall then accrue until the Company has raised $100,000 or more for working capital, collectively, since the Effective Date and, at such time, the accrued Base Salary shall be paid in full and regular payments of the Base Salary going forward will commence.

In addition, the Company granted to Ms. Rudman, effective as of June 30, 2017, a total of 7,500,000 shares of the Company’s unregistered common stock, par value $0.001 per share (the “Common Stock”). 1,875,000 shares of the Common Stock will vest on December 30, 2017, 1,875,000 shares of the Common Stock will vest on June 30, 2017 and thereafter 625,000 shares of the Common Stock will vest each month thereafter.

Pursuant to the Agreement, the Company also agreed to grant Ms. Rudman 500,000 shares of Common Stock on each anniversary of June 30, 2017, provided that the amount of these shares of Common Stock will be based on performance and may be adjusted by the Board. The shares of Common Stock in these grants will vest 50% on each anniversary of the applicable grant.

If Ms. Rudman’s engagement is terminated by the Company without “Cause,” or by Ms. Rudman for “Good Reason,” (in each case as defined below) then a portion of the stock grants described above equal to a pro rata portion of the grants based on the time from the date of the grant to the date of termination, and assuming a 24-month vesting period, shall be deemed vested, and all other amounts shall be forfeited. If Ms. Rudman’s engagement is terminated by the Company with “Cause” or by Ms. Rudman without “Good Reason,” then all unvested portions of the stock grants described above as of the date of termination shall be forfeited.

The background information presented above regarding Ms. Rudman’s specific experience, qualifications, attributes and skills in addition to her reputation for integrity, honesty and adherence to high ethical standards are expected to benefit the Company as a member of its Board of Directors.

William Singer – Director, Executive Vice President of Sales and Marketing

Mr. William Singer is a Multi-Channel Retail Expert, an entrepreneur and investor, and has launched several successful businesses and products in retail, transportation, eCommerce, mobility, and services. Mr. Singer’s first startup was when he was 19 in 1991, which he ran for 20 years. It was a bus business called Bill’s Bus with a route from the university town in Santa Barbara to the downtown so that students didn’t drink and drive. He sold the business in 2011. Mr. Singer also worked with legendary investor, Louis Navellier. In his career, William has raised over $50 million.

In 2012, Mr. Singer was President of Tru Connect LLC, a national provider of wireless voice, messaging, and data services. Mr. Singer’s sole position in the prior 5 years, other than with True Connect LLC (or with the Company), has been as the Managing Member of Summerland Advisors, LLC, a registered investment advisor in California, from 2012 to the present. He became involved with the Company in October 2015 as an advisor, and served as the Company’s vice president of sales from April 2016 through January 2017.

Mr. Singer has successfully launched products into major retailers including RadioShack, Best Buy, Target, Wal-Mart, QVC and Amazon.com. Mr. Singer has global contacts and significant experience in multi-channel retail, business, sales and marketing. The Board believes that Mr. Singer’s extensive experience in executive management and the other factors discussed herein make him uniquely suited and qualified to serve as a member of the Board and as the Company’s Executive Vice President of Sales and Marketing.

In connection with his engagement as the Executive Vice President of Sales and Marketing of the Company, the Company entered into an Executive Employment Agreement with Mr. Singer (the “Agreement”) on March 1, 2017. The Agreement is for a two-year term, which automatically renews for successive additional one-year terms unless either Mr. Singer or the Company notifies the other party that they do not wish the Agreement to so renew. The Agreement provides that Mr. Singer will serve as the Company’s Executive Vice President of Sales and Marketing and as a member of the Board.

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

If Mr. Singer’s engagement is terminated by the Company without “Cause,” or by Mr. Singer for “Good Reason,” (in each case as defined below) then a portion of the stock grants described above equal to a pro rata portion of the grants based on the time from the date of the grant to the date of termination, and assuming a 24-month vesting period, shall be deemed vested, and all other amounts shall be forfeited. If Mr. Singer’s engagement is terminated by the Company with “Cause” or by Mr. Singer without “Good Reason,” then all unvested portions of the stock grants described above as of the date of termination shall be forfeited.

The background information presented above regarding Mr. Singer’s specific experience, qualifications, attributes and skills in addition to his reputation for integrity, honesty and adherence to high ethical standards are expected to benefit the Company as a member of its Board of Directors.

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

The background information presented above regarding Dr. Adelson’s specific experience, qualifications, attributes and skills in addition to his reputation for integrity, honesty and adherence to high ethical standards are expected to benefit the Company as a member of its Board of Directors.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 (the “34 Act”) requires our officers and directors and persons owning more than ten percent of the Common Stock, to file initial reports of ownership and changes in ownership with the Securities and Exchange Commission (“SEC”). Additionally, Item 405 of Regulation S-K under the 34 Act requires us to identify in its Form 10-K and proxy statement those individuals for whom one of the above referenced reports was not filed on a timely basis during the most recent year or prior years. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons we believe that during year ended June 30, 2017, all filing requirements applicable to our executive officers and directors, and persons who own more than 10% of our common stock were complied with except Mr. Long, Ms. Rudman, Mr. Singer and Dr. Adelson failed to file a Form 3 or Form 4 as required under the 34 Act.

Code of Ethics

Our board of directors has not adopted a code of ethics but plans to do so in the future.

Corporate Governance

Term of Office

Each director of our company is to serve for a term of one year ending on the date of subsequent annual meeting of stockholders following the annual meeting at which such director was elected. Notwithstanding the foregoing, each director is to serve until his successor is elected and qualified or until his death, resignation or removal. Our board of directors is to elect our officers and each officer is to serve until his successor is elected and qualified or until his death, resignation or removal.

Committees of the Board

All proceedings of our board of directors were conducted by resolutions consented to in writing by all the directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the corporate laws of the State of Wyoming and our By-laws, as valid and effective as if they had been passed at a meeting of our directors duly called and held.

We currently do not have nominating or compensation committees or committees performing similar functions nor do we have a written nominating or compensation committee charter. Our board of directors does not believe that it is necessary to have such committees because it believes that the functions of such committees can be adequately performed by our board of directors.

We do not have any defined policy or procedure requirements for shareholders to submit recommendations or nominations for directors. We do not currently have any specific or minimum criteria for the election of nominees to our board of directors and we do not have any specific process or procedure for evaluating such nominees. Our board of directors assesses all candidates, whether submitted by management or shareholders, and makes recommendations for election or appointment.

A shareholder who wishes to communicate with our board of directors may do so by directing a written request to the address appearing on the first page of this annual report.

Options/SAR Grants and Fiscal Year End Option Exercises and Values

On April 20, 2016, the Company approved the Life Clips, Inc. 2016 Stock and Incentive Plan (“the Plan”). The Plan provides for the granting of nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock grants and units, performance units and awards, and cash. The Plan allows for an issuance of a maximum of 20,000,000 shares of common stock, with awards made at the discretion of the board of directors. No awards have been made to date. The current management does not have any plans to issue stock options in the future to executive officers and directors.

Item 11. EXECUTIVE COMPENSATION

The following table sets forth information concerning the compensation of our named executive officers during 2016 and 2017 through the date of this Prospectus.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards	Non-Equity Incentive Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Totals ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)

Robert Gruder, Former CEO(1)	2016	$80,000	—	—	—	—	—	—	$80,000
Huey Long, Former CEO(2)(3)	2017	$300,000	—	—	3,750,000	—	—	—	$300,000
Victoria Rudman, CFO and Interim CEO (2)(4)	2017	$150,000	—	—	7,500,000	—	—	—	$150,000

(1) Resigned as CEO and a Director on January 12, 2017. Huey Long was granted 15,000,000 shares of restricted common stock on February 2, 2017; of which 2,500,000 shares vested on August 4, 2017 and the balance of the shares were forfeited upon his resignation on November 24, 2017.

(2) The compensation for Mr. Long and Ms. Rudman is being accrued until the Company has sufficient funds to pay for their services.

(3) Resigned as CEO and a Director on November 24, 2017.

(4) Victoria Rudman was granted 7,500,000 shares of common stock on June 30, 2017; of which 1,875,000 shares will vest on December 30, 2017 and 1,875,000 shares will vest on June 30, 2018.

Compensation of Management. See Item 10 above under Background Information about Our Officers and Directors.

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

Stuart Posner, Wayne Thomas, and Charles Adelson were appointed as directors on August 29, 2016. Each of Mr. Posner, Mr. Thomas and Mr. Adelson shall receive a total of 1,000,000 stock options, with 250,000 of the options vesting as of August 29, 2016, and the remaining 750,000 options vesting equally over each subsequent 90 day period for three consecutive 90-day periods.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following sets forth the number of shares of our $0.001 par value common stock beneficially owned by (i) each person who, as of April 3, 2018, was known by us to own beneficially more than five percent (5%) of its common stock; (ii) our individual Directors and (iii) our Officers and Directors as a group. A total of 1,259,831,337 common shares were issued and outstanding as of April 3, 2018.

Name and Address of Beneficial Owner(1)	Common Stock Beneficial Ownership	Percent of Class(2)	Outstanding Series A Preferred Stock	Percent of Class(3)
Named Executive Officers and Directors:
Robert Gruder (4)	-	-
Huey Long (5)	3,750,000	0.30%
Victoria Rudman (6)	1,875,000	0.15%	1,000,000	100.0%
William Singer (7)	4,500,000	0.36%
Dr. Charles Adelson (8)	1,000,000	0.08%
All executive officers and directors as a group (five people)	11,125,000	0.88%	1,000,000	100.0%

Other 5% Stockholders	None

Only included above are shares issued, vested at June 30, 2017 and vesting in 60 days.

(1) All ownership is beneficial and of record, unless indicated otherwise.

(2) The Beneficial owner has sole voting and investment power with respect to the shares shown.

(3) Each share of Series A Preferred Stock entitles the holder to 400 votes on all matters submitted to a vote of the Company’s stockholders.

(4) On January 12, 2017, Robert Gruder resigned as the Chief Executive Officer, Chief Financial Officer, Secretary and Treasurer of the Company and member of the Board of Directors of the Company. He returned 27,617,226 shares to treasury on March 16, 2017.

(5) Huey Long was granted 15,000,000 shares of restricted common stock on February 2, 2017; of which 2,500,000 shares vested on August 4, 2017 and the balance of the shares were forfeited upon his resignation on November 24, 2017.

(6) Victoria Rudman was granted 7,500,000 shares of restricted common stock on June 30, 2017; of which 1,875,000 shares will vest on December 30, 2017, 1,875,000 shares will vest on June 30, 2018 and thereafter 625,000 shares of the Common Stock will vest each month thereafter.

(7) William Singer was re-issued 3,000,000 shares on July 28, 2017 for prior year services. He was also granted 6,000,000 on August 31, 2017; of which 1,500,000 shares vested on August 31, 2017 and 1,500,000 shares will vest on March 1, 2018.

(8) Dr. Charles Adelson was appointed as a director on August 29, 2016. Mr. Adelson was awarded a total of 1,000,000 stock options, with 250,000 of the options vesting as of August 29, 2016, and the remaining 250,000 options vesting equally over each subsequent 90-day period for three consecutive 90-day periods, as follows:

August 29, 2017	250,000
November 27, 2017	250,000
February 25, 2018	250,000
May 26, 2018	250,000
Total	1,000,000

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Except for compensation arrangements discussed elsewhere in this Annual Report on Form 10-K below, since July 1, 2016, there have been no transactions, or currently proposed transactions, in which we were or are to be a participant and the amount involved exceeds the lesser of $120,000 or 1% of the average of our total assets at year-end for the last two completed fiscal years, and in which any of the following persons had or will have a direct or indirect material interest:

(i)	Any director or executive officer of our company;

(ii)	Any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to our outstanding shares of common stock;

(iii)	Any member of the immediate family (including spouse, parents, children, siblings and in-laws) of any of the foregoing persons, and any person (other than a tenant or employee) sharing the household of any of the foregoing persons.

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our independent auditor, L&L CPAs, PA billed an aggregate of $7,000 for the year ended June 30, 2016 and for professional services rendered for the audit of the Company’s annual financial statements and review of the financial statements included in our quarterly reports. L&L CPAs, PA, billed or is expected to bill an aggregate of $20,000 for the year ended June 30, 2017 and for professional services rendered for the audit of the Company’s annual financial statements and review of the financial statements included in our quarterly reports.

We do not have an audit committee and as a result our board of directors performs the duties of an audit committee. Our board of directors evaluates the scope and cost of the engagement of an auditor before the auditor renders audit and non-audit services.

PART IV

ITEM 15. EXHIBITS FINANCIAL STATEMENT SCHEDULES.

The following financial information is filed as part of this report:

(a) (1) FINANCIAL STATEMENTS

(2) SCHEDULES

(3) EXHIBITS. The following exhibits required by Item 601 to be filed herewith are incorporated by reference to previously filed documents:

Exhibit Number	Description

3.1(a)	Articles of Restatement filed on April 4, 2016 (incorporated by reference to Exhibit 3.13 to the registrant’s Registration Statement on Form S-1 filed with the SEC on August 15, 2016)

3.1(b)	Certificate of Designation of Preferences, Rights and Limitations of Series A Preferred Stock of Life Clips, Inc. (incorporated by reference to Exhibit 3.1 to the registrant’s current report on Form 8-K filed with the SEC on May 25, 2017).

3.1(c)

Amended and Restated Certificate of Designation of Preferences, Rights and Limitations of Series A Preferred Stock of Life Clips, Inc. (incorporated by reference to Exhibit 3.1 to the registrant’s current report on Form 8-K filed with the SEC on June 6, 2017).

3.1(d)

Articles of Amendment for Life Clips, Inc. effective July 24, 2017. Increase the number of authorized shares of common stock of the Company, par value $0.001 per share (the “Common Stock”) from 300,000,000 shares of Common Stock to 800,000,000 shares of Common Stock (incorporated by reference to Exhibit 3.1 to the registrant’s current report on Form 8-K filed with the SEC on August 2, 2017).

3.1(e)	Articles of Amendment for Life Clips, Inc. effective September 26, 2017. Increase the number of authorized shares of common stock of the Company, par value $0.001 per share (the “Common Stock”) from 800,000,000 shares of Common Stock to 5,000,000,000 shares of Common Stock (incorporated by reference to Exhibit 3.1 to the registrant’s current report on Form 8-K filed with the SEC on October 2, 2017).

10.1	Form of Promissory Note for April 22, 2016 Notes (Previously filed with Form S-1 on August 15, 2016).

10.2	Form of Promissory Note for April 27, 2016 Note (Previously filed with Form 8-K on May 3, 2016).

10.3	Form of Promissory Note for May 13, 2016 Note (Previously filed with Form 8-K on May 17, 2016).

10.4	Life Clips, Inc. 2016 Stock and Incentive Plan (Previously filed with Form 8-K on June 14, 2016).

10.5	Distribution Agreement France (Previously filed with Form S-1 on August 15, 2016).
Distribution Agreement United Kingdom (Previously filed with Form S-1 on August 15, 2016).

10.6+

Executive Employment Agreement, dated as of February 2, 2017, by and between Life Clips, Inc. and Huey Long (incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed with the SEC on February 7, 2017).

10.7+

Executive Employment Agreement, dated as of March 1, 2017, by and between Life Clips, Inc. and William Singer (incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed with the SEC on March 7, 2017).

10.8	Stock Purchase Agreement, dated as of June 22, 2017, by and among Life Clips, Inc., Ascenda Corporation, Hong Kong Ascenda International Co., Limited and Hong Kong Ascenda International Co., Limited (incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed with the SEC on June 27, 2017).

10.9

Promissory Note issued by Life Clips, Inc. to Ascenda Corporation, dated June 22, 2017 (incorporated by reference to Exhibit 10.2 to the registrant’s current report on Form 8-K filed with the SEC on June 27, 2017).

10.10+

Executive Employment Agreement, dated as of June 22, 2017, by and between Life Clips, Inc. and Donald Su Yo Ruan (incorporated by reference to Exhibit 10.3 to the registrant’s current report on Form 8-K filed with the SEC on June 27, 2017).

10.11+	Executive Employment Agreement, dated as of June 30, 2017, by and between Life Clips, Inc. and Victoria Rudman.

10.12	Rescission and Mutual Release Agreement, dated as of November 27, 2017, by and among Life Clips, Inc., Ascenda Corporation, Hong Kong Ascenda International Co., Limited, Hong Kong Ascenda International Co., Limited and Donald Ruan (incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed with the SEC on November 28, 2018).

21.1*	Subsidiaries of Registrant

31.1*	Certification of Chief Executive Officer pursuant to Section 302

32.1*	Certification of Chief Executive Officer pursuant to Section 906

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Schema

101.CAL**	XBRL Taxonomy Calculation Linkbase

101.DEF**	XBRL Taxonomy Definition Linkbase

101.LAB**	XBRL Taxonomy Label Linkbase

101.PRE**	XBRL Taxonomy Presentation Linkbase

* Filed herewith.

** Furnished herewith. XBRL (eXtensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

+ Management contract or compensatory plan

SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 3, 2018.

Life Clips, Inc.

By:	/s/ Victoria Rudman
Victoria Rudman, Interim Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacity and on the date indicated.

Signature	Title	Date

/s/ Victoria Rudman		April 3, 2018
Victoria Rudman	Interim Chief Executive Officer, Chief Financial Officer and Director (Principal Executive Officer and Principal Financial and Accounting Officer)

/s/ William Singer		April 3, 2018
William Singer	Director

/s/ Charles Adelson
Dr. Charles Adelson	Director	April 3, 2018

