Form 10-Q
period 2017-09-30
Life Clips, Inc.
filed 2018-08-13
CIK 1604930

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] Quarterly report pursuant section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2017

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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]
Emerging growth company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 13, 2018
Common Stock, $0.001 par value per share	1,259,831,381

Indicate by check mark whether the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act and Section 13(a) of the Exchange Act. ___

LIFE CLIPS, INC.

FORM 10-Q FOR THE QUARTER ENDED DECEMBER 31, 2017

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Life Clips, Inc.

Balance Sheets

	September 30, 2017	June 30, 2017
	(Unaudited)	(Audited)
ASSETS
Current assets
Cash	$16,167	$91,672
Due from related party	-	-
Total current assets	$16,167	$91,672
Other Current Assets
Accounts Receivable	-	3,064
Total other current assets	-	3,064
Total assets	$16,167	$94,736

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accounts Payable	$437,831	$358,226
Accrued Expense and Interest Payable	315,037	250,262
Customer Deposits	84,538	84,538
Convertible Note Payable (net of discount of $402,916 and $407,905, respectively)	1,937,360	1,637,990
Note Payable	556,500	530,000
Liquidated Damages Payable	57,342	37,316
Payroll Tax Liabilities	18,755	18,776
Derivative Liability - Convertible Notes Payable	3,629,059	2,959,841
Total Current Liabilities	$7,036,423	$5,876,948
Long Term Liabilities
Convertible Notes Payable
Total Long Term Liabilities	-	-
Total Liabilities	$7,036,423	$5,876,948

Shareholders’ deficit
Preferred stock, ($0.001 par value; 20,000,000 shares authorized, on 5/8/17 1,000,000 shares were issued and outstanding).	$1,000	$1,000
Common stock, ($0.001 par value; 8,000,000,000 shares authorized, 687,516,643 (plus 11,004,166 reserved for employee vesting) and 187,866,264 (plus 11,004,166 reserved for employee vesting) shares issued and outstanding as of September 30, 2017 and June 30, 2017, respectively.	687,517	187,867
Shares to be issued/returned	6,732	6,732
Additional paid in capital	9,830,367	9,897,488
Accumulated deficit	(17,545,871)	(15,875,299)
Total shareholders’ deficit	(7,020,255)	(5,782,212)

Total liabilities and shareholders’ deficit	$16,167	$94,736

The accompanying notes are an integral part of these condensed, consolidated financial statements.

Life Clips, Inc. and Subsidiary

Statements of Operations

For the Three Months ended September 31, 2017 and 2016

(Unaudited)

	For the three month	For the three month
	period ended	period ended
	September 30, 2017	September 30, 2016
Revenues	$28	$73,321
Cost of goods sold	-	45,489
Gross profit	$28	$27,832
Operating costs:
Compensation paid with stock	$5,400	$-
Finance Costs	-	36,000
Payroll Expense	-	74,944
Product Development Expense	-	934
Professional Fees	165,944	1,759,266
Licensing Fees	(62,500)	3,886
Marketing Expense	2,495	-
Software Fees and Support	213	1,786
Travel, Meals and Entertainment	2,691	7,779
Other general and administrative expenses	79,360	26,847
Total operating costs	$193,602	$1,911,442
Gain/(Loss) from operations	$(193,574)	$(1,883,610)
Other income (expense)
Interest expense	(69,738)	(44,232)
Gain/(Loss) on Debt Settlement	(69,620)	-
Amortization of Debt Discount	(565,489)	(416,519)
Gain/(Loss) on Derivative	(752,126)	12,592,429
Penalties and Settlements	(20,026)	-
Loss on Acquisition of Batterfly Energy LTD	-	(6,191,000)
Total Other Income (Expense)	$(1,476,998)	$5,940,678
Gain/(Loss) before income taxes	$(1,670,572)	$4,057,068
Provision for income taxes	$-	$-
Net Gain/(Loss)	$(1,670,572)	$4,057,068
Basic earnings per share	**	0.06
Weighted average number of common shares outstanding	373,642,075	64,205,131

**Less than $0.01

The accompanying notes are an integral part of these condensed, consolidated financial statements.

Life Clips, Inc. and Subsidary

Statement of Cash Flows

For the Three Months Ended

(Unaudited)

	September 30, 2017	September 30, 2016
Cash flows from operating activities:
Net gain/(loss)	$(1,670,572)	$4,057,068
Common Stock Compensation	5,400	-
Accounts Receivable	3,064	(33,370)
Inventory	-	(3,881)
Deposit	-	240,000
Other Current Assets	-	(5,000)
Changes in derivative liabilities	752,126	(5,633,073)
Amortization of Debt discount	565,489	416,519
Adjustments to reconcile Net Income to Net Cash provided by operations:
Accounts Payable	79,606	35,403
Accrued expense and interest payable	112,857	39,518
Liquidated Damages Payable	20,026	-
Payroll tax liabilities	-	10,092
Net cash (used in) operating activities	$(132,005)	$(876,724)

Cash flows from investing activities:
Investment - Batterfly Energy Ltd	$-	$(32,500)
Developed software	-	-
Net cash (used in) provided by investing activities	$-	$(32,500)

Cash flows from financing activities:
Notes Payable	26,500	530,000
Proceed from convertible notes payables	30,000	81,402
Net cash provided by financing activities	$56,500	$611,402

Net cash increased in cash	(75,505)	(297,822)

Cash at beginning of period	91,672	469,233

Cash at end of period	$16,167	$171,411

Supplemental Disclosures of cash flow information:
Cash paid for:
Interest	-	-
Income taxes	-	-

NON-CASH TRANSACTIONS AFFECTING OPERATING, INVESTING AND FINANCING ACTIVITIES

Value of common shares issued as payment of debt	$244,602.03	$65,000.00
Value of common shares issued for acquisition of Batterfly Energy LTD	$-	$5,091,000
Value of common shares issued as payment for services	$5,400	$1,634,758
Issuance of Common Stock for acquisition of Batterfly Energy LTD	9,500,000	5,091,000
Issuance of Common Stock for convertible notes payable	499,650,335	1,409,284
Issuance of Common Stock for services	3,000,000	1,634,758
Notes payable	319,662	-

The accompanying notes are an integral part of these condensed, consolidated financial statements.

Life Clips, Inc.

Footnotes to Financial Statements September 30, 2017

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

Intangible Asset – The Company is no longer developing software. The software was determined to be completely impaired during the fiscal year ended June 30, 2017 and fully written off at that time.

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

NOTE 3. UNCERTAINTY OF ABILITY TO CONTINUE AS A GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying financial statements, the Company has minimal revenues, net accumulated losses since inception and a shareholders’ deficit of $(7,070,255). These factors raise doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on management funding operating costs and the successful production and sales release of the Life Clips camera. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 4. NOTES PAYABLE

On July 14, 2016 the Company issued a $30,000 promissory note to NUWA Group, LLC. The promissory note is not convertible into any of the equity securities of the Company. The effective interest rate is 5.00% per annum, calculated yearly not in advance. The note was to be repaid in full on October 14, 2016 and is past due/in default. Note proceeds were used for operating expenses.

Pursuant to the Stock Purchase Agreement by and among Batterfly Energy, LTD and the Company, on July 11, 2016 the Company issued a $500,000 Promissory Note and Stock Pledge Agreement to the former shareholders of Batterfly Energy, LTD. The promissory note is not convertible into any of the equity securities of the Company. The effective interest rate is 1.00% with a default interest rate of 10.00%. The note is to be repaid in two (2) payments, $250,000 on October 11, 2016 and the balance due on February 13, 2017. The Company has not paid the amounts due under this note. See Note 12.

On September 25, 2017, Huey Long, on behalf of the Company, without Board approval, entered into a Mutual Release Agreement and 12% Promissory Note with Scott Silverman. The note was in a principal amount of $26,500 and matured on March 1, 2018. The Company is currently in negotiations with Mr. Silverman.

At September 30, 2017 and June 30, 2017 the Company had notes payable in the amount of $556,500 and $530,000, respectively.

NOTE 5. CONVERTIBLE DEBT AND WARRANTS

The Company has recorded derivative liabilities associated with convertible debt instruments and warrants, as more fully discussed at Note 8.

(A) Convertible Notes and Warrants

On October 2, 2015, the Company completed an offering of its 3.85% Convertible Promissory Notes (the “3.85% Notes”) in the aggregate principal amount of $617,578 and on December 7, 2015 the Company completed an offering of its 10% Convertible Promissory Notes (the “10% Notes”) in the aggregate principal amount of $250,000 (the “10% Notes”, and together with the 3.85% Notes, each a “Note” and collectively, the “Notes”), as applicable, with certain “accredited investors” (the “Investors”), as defined under Regulation D, Rule 501 of the Securities Act. The entire principal amount of the Notes remaining outstanding at September 30, 2017 was $299,064, such amount being exclusive of securities converted into the Notes separate from the offering of the Notes. Pursuant to the offering of the Notes, the Company received $617,578 and $250,000 in net proceeds on October 2, 2015 and December 7, 2015, respectively.

In addition to the terms customarily included in such instruments, the Notes began accruing interest on the date that each Investor submitted the principal balance of such Investor’s Note, with the interest thereon becoming due and payable on the two-year anniversary of said date. Upon a default of the Notes, the interest rate will increase to 18%. The principal balance of each Note and all unpaid interest will become due and payable twenty-four (24) months after the date of issuance. The Notes may be prepaid with or without a penalty depending on the date of the prepayment. The principal and interest under the 3.85% Notes are converted at $ $0.026. The principal and interest under the 10% Notes are convertible into shares of the Company’s common stock at 75% times the Volume Weighted Average Price for a 5 days period prior to the conversion date as quoted on the OTC market and pursuant to the terms of a Security Purchase Agreement, dated as of October 2, 2015 and December 7, 2015, as applicable, by and between the Company and each Investor. The balances of these Notes are past due/in default.

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

The Company has determined that the conversion feature of the Notes represents an embedded derivative since the Notes are convertible into a variable number of shares upon conversion. Accordingly, the Notes are not considered to be conventional debt and the embedded conversion feature must be bifurcated from the debt host and accounted for as a derivative liability. See Note 7 for further discussion.

Conversion Price for all the notes listed in the table below is 50% of the average of the lowest three trading prices during the 20 trading day period prior to the conversion date.

Balance at July 1, 2017	Additions	Conversions	Purchased (sold)	Balance at September 30, 2017	Interest Expense	Interest converted	Due Date	Interest Rate
151,073	-	-	-	151,073	1,450	-	10/02/17	3.85%
69,578	-	(43,155)	-	26,423	463	-	10/02/17	3.85%
44,473	-	(13,957)	-	30,516	375	-	10/02/17	3.85%
100,000	-	(8,949)	-	91,051	4,160	-	12/07/16	10.00%
300,000	-	-	-	300,000	13,463	-	04/28/17	10.00%
608,930	504,000	(37,625)	-	1,075,305	25,063	-	05/14/17	10.00%
51,791	-	(12,568)	-	39,223	1,939	-	06/10/17	10.00%
75,000	-	-	-	75,000	3,366	-	07/22/17	10.00%
99,650	-	(78,000)	-	21,650	1,479	-	09/23/17	10.00%
45,366	-	(45,366)	-	0	468	4,983	10/19/17	10.00%
5,000	-	-	-	5,000	125	-	01/28/18	10.00%
5,000	-	-	-	5,000	125	-	01/28/18	10.00%
5,000	-	-	-	5,000	125	-	02/03/18	10.00%
11,666	-	-	-	11,666	291	-	02/11/18	10.00%
11,668	-	-	-	11,668	291	-	02/11/18	10.00%
11,700	-	-	-	11,700	292	-	02/15/18	10.00%
50,000	-	-	-	50,000	1,247	-	02/18/18	10.00%
50,000	-	-	-	50,000	1,247	-	02/24/18	10.00%
50,000	-	-	-	50,000	1,247	-	03/15/18	10.00%
50,000	-	-	-	50,000	1,247	-	03/16/18	10.00%
50,000	-	-	-	50,000	1,247	-	03/18/18	10.00%
50,000	-	-	-	50,000	1,247	-	03/29/18	10.00%
50,000	-	-	-	50,000	1,247	-	04/04/18	10.00%
50,000	-	-	-	50,000	1,247	-	05/02/18	10.00%
50,000	-	-	-	50,000	1,247	-	06/02/18	10.00%
30,000	-	-	-	30,000	163		09/17/18	18.00%
2,075,895	504,000	(239,619)	-	2,340,276	64,649	4,983

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

(B) Terms of Debt

The debt carries interest between 3.85%, 10% and 18% and is due in October 2017 through March 2019

All convertible debt in connection with the Notes Offering are convertible at $0.026 and $0.033/share (on September 30, 2017), however, the Notes include a “ratchet feature”, which allows for a lower conversion price based on market prices.

(C) Future Commitments

At September 30, 2017, the Company has outstanding convertible debt of $2,396,776 which is payable within the next fifteen months.

NOTE 6. DERIVATIVE LIABILITIES

The Company identified conversion features embedded within convertible debt and warrants issued for the period ended September 30, 2017. The Company has determined that the features associated with the embedded conversion option, in the form a ratchet provision, should be accounted for at fair value, as a derivative liability, as the Company cannot determine if a sufficient number of shares would be available to settle all potential future conversion and warrant transactions.

The warrant are classified as liabilities or tainted

The convertible notes will generate derivative liabilities.

	Warrant	Convertible notes	Total
DL as of 6/30/2017	2,243	2,957,598	2,959,841
Initial DL	-	51,418	51,418
Changes in DL	-	730,707	730,707
Reclassify to APIC	-	(112,907)	(112,907)
DL as of 9/30/2017	2,243	3,626,816	3,629,059

The fair value at the commitment and re-measurement dates for the Company’s derivative liabilities were based upon the following management assumptions at September 30, 2017, using the lattice binomial valuation model:

	Commitment Date	Re-measurement Date
Expected dividends	0%	0%
Expected volatility	220%	261%
Expected term	0.5 to 3 years	0.10-2.87 years
Risk free interest rate	0.43%-1.11%	0.36%- 0.71%

NOTE 7. CONVERTIBLE DEBT - NET

The Company recorded the debt discount to the extent of the gross proceeds raised, and expensed immediately the remaining fair value of the derivative liability, as it exceeded the gross proceeds of the note.

The Company recorded debt discount of $402,916 and $407,905 as of September 30, 2017 and 2016, respectively.

Accumulated amortization of debt discount amounted to $615,489 as of September 30, 2017 and $980,034 for the year ended June 30, 2017.

	September 30, 2017	June 30, 2017
Balance Prior Year	$1,667,990	$443,065
Proceeds	30,000	980,034
Repayments	(239,619)	(951,725)
Less: gross Debt Discount recorded	(565,489)	(980,034)
Add: Amortization of Debt Discount	1,044,478	2,146,650
Less: Current portion	(1,937,360)	(1,637,990)
Long-Term Convertible Debt	$-	$-

NOTE 8. STOCKHOLDERS’ EQUITY (DEFICIT)

Shares Authorized

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

As of September 30, 2017, the Company had 687,516,643 shares of Common Stock issued and outstanding.

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

Common Stock Issued

For the three-month period ended September 30, 2017, 499,650,335 shares of common stock were issued, bringing the total shares issued and outstanding to 687,516,643.

The table below represents the Company’s issuances of shares of its common stock in conjunction with conversions of the purchaser’s convertible note payable. The conversion prices of the notes were stated at 50% multiplied by the Market Price, defined as the lowest Trading Price for the Common Stock during the twenty (20) Trading Day period ending on the last complete Trading Day prior to the Conversion Date. The reduction in proceeds to Convertible Notes Payable can be found in Note 7.

Date of Conversion	Number of Shares	Note Holder Name	Price per share	Value of Conversion (Reduction of Notes Payable)
July 6, 2017	5,984,848	St. George Conversion #7	$0.00132	$7,900.00
July 6, 2017	8,348,794	St. George True-Up for 6/20 (#5)	$0.00290	24,211.50
July 14, 2017	8,775,449	JSJ Conversion	$0.00090	7,897.90
July 24, 2017	10,500,000	Edgestone Conversion	$0.00095	9,975.00
July 26, 2017	6,535,792	Taconic Conversion	$0.00095	6,209.00
July 28, 2017	10,527,670	Forest Conversion	$0.00085	8,948.52
July 28, 2017	10,527,670	Long Side Conversion	$0.00085	8,948.52
July 31, 2017	11,319,546	JSJ Conversion	$0.00080	9,055.64
July 31, 2017	11,320,755	St. George Conversion #8	$0.00106	12,000.00
July 31, 2017	5,133,638	St. George True-Up for 7/6 (#6)	$0.00420	21,561.28
August 2, 2017	13,964,037	Summit Conversion	$0.00090	12,567.63
August 7, 2017	11,556,604	St. George Conversion #9	$0.00106	12,250.00
August 7, 2017	12,499,000	Long Side Conversion	$0.00090	11,249.10
August 10, 2017	11,319,546	JSJ Conversion	$0.00080	9,055.64
August 15, 2017	15,800,000	Edgestone Conversion	$0.00075	11,850.00
August 17, 2017	11,319,546	JSJ Conversion	$0.00075	8,489.66
August 21, 2017	16,800,000	Long Side Conversion	$0.00050	8,400.00
August 23, 2017	15,365,854	St. George Conversion #10	$0.00082	12,600.00
August 23, 2017	1,467,982	St. George True-Up for 7/6 (#7)	$0.00100	1,467.98
August 24, 2017	15,800,000	Edgestone Conversion	$0.00035	5,530.00
August 28, 2017	16,684,458	JSJ Conversion	$0.00035	5,839.56
August 29, 2017	31,521,739	St. George Conversion #11	$0.00046	14,500.00
August 30, 2017	19,457,656	Long Side Conversion	$0.00035	6,810.18
August 31, 2017	15,800,000	Edgestone Conversion	$0.00035	5,530.00
September 6, 2017	16,684,458	JSJ Conversion	$0.00035	5,839.56
September 6, 2017	16,477,273	St. George Conversion #12	$0.00044	7,250.00
September 6, 2017	14,766,202	St. George True-Up for 7/31 (#8)	$0.00080	11,812.96
September 13, 2017	15,800,000	Edgestone Conversion	$0.00030	4,740.00
September 18, 2017	16,684,458	JSJ Conversion	$0.00025	4,171.11
September 22, 2017	33,823,529	St. George Conversion #13	$0.00034	11,500.00
September 22, 2017	17,610,063	St. George True-Up for 8/07 (#9)	$0.00060	10,566.04
September 28, 2017	30,990,037	Long Side Conversion	$0.00025	7,747.51
September 28, 2017	30,990,000	Taconic Conversion	$0.00025	7,747.50
TOTALS	499,650,335			$319,622.00

On July 28, 2017, the Company re-issued, following the return of the shares of the company to facilitate the transaction with Ascenda, 3,000,000 shares of its common stock with a value of $0.0118 per common share to William Singer in connection with VP of Sales services performed in 2016.

NOTE 9. STOCK INCENTIVE PLAN

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

NOTE 10 SUBSEQUENT EVENTS

The Company follows the guidance in Section 855-10-50 of the FASB Accounting Standards Codification for the disclosure of subsequent events. The Company will evaluate subsequent events through the date of the issuance of the financial statements.

On August 8, 2018, the Company entered into an 18% Convertible Promissory Note with Long Side Ventures LLC, an unaffiliated third party. The note was in a principal amount of $15,000, and is convertible at a price equal to fifty percent (50%) of the lowest trading price during the five trading day period prior to the date of conversion. The note maturity date is August 8, 2019.

Subsequent to September 30, 2017, the Company issued 569,314,738 shares for conversion of convertible notes.

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

On March 30, 2018, Victoria Rudman was named the Company’s Interim Chief Executive Officer.

Recent Developments

None

Significant Accounting Policies

Please see Note 2 to the Company’s unaudited financial statements as of and for the three months ended September 30, 2017 included in this Quarterly Report for a discussion of the Company’s significant accounting policies.

Results of Operations for the Three Months Ended September 30, 2017 and 2016

For the three months ended September 30, 2017 and 2016, we had gross profit of $28 and $27,832 respectively.

Total operating expenses were $193,602 compared with $1,911,442 for the three months ended September 30, 2017 and 2016, respectively. The decrease is directly related to lower professional fees and other G&A expenses.

Net loss for the three months ended September 30, 2017 was $1,670,572 as compared to net income of $4,057,068 for 2016.

The net income was primarily due to calculations of SFAS 123R, which requires that companies use a fair value method to value stock options and other forms of share-based payments and recognize the related compensation expense in calculating net earnings. SFAS 123R applies to all companies that have issued stock options and other stock-based compensation, whether the firm is a large public company with actively traded, liquid stock, a public company whose stock is thinly traded, or a private company.

Liquidity and Capital Resources

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. As of the period ending September 30, 2017 the Company had cash on hand of $16,167, total current assets of $16,167 and total assets of $16,167, total liabilities of $7,036,423 and total shareholder’s deficit of $7,020,255.

The Company’s cash was generated from a series of convertible notes issued to non-related third parties, and two promissory notes to non-related third party of $26,500 and $30,000. The Company plans to raise additional working capital via additional notes or equity sales to ensure that it will have enough cash to fund its primary operation for the next twelve (12) months.

The Company has no agreements in place with its shareholders, officer and director or with any third parties to fund operations beyond the end of the Company’s September 30, 2017 period ended. The Company has not negotiated nor has available to it any other third party sources of liquidity.

Cash flows used in operating activities for the three months period ended September 30, 2017 and 2016 were $132,005 and $876,724, respectively.

Cash flows used in investing activities totaled $0 and $32,500 for the three months period ended September 30, 2017 and 2016, respectively.

Cash flows provided by financing activities totaled $56,500 and $611,402 for the three months period ended September 30, 2017 and 2016, respectively.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our chief executive officer and chief financial officer are responsible for establishing and maintaining our disclosure controls and procedures. Disclosure controls and procedures means controls and other procedures that are designed to ensure that information we are required to disclose in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that information required to be disclosed by us in those reports is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our chief executive officer and chief financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of September 30, 2017. Based on that evaluation, our chief executive officer and chief financial officer have concluded that, as of the evaluation date, such controls and procedures were not effective.

Changes in internal controls

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Properties

The Company’s operations are currently being conducted out of the Company’s offices located at 18851 NE 29th Ave., Suite 700 PMB# 348, Aventura, FL 33180. The Company’s office space is being rented for a price of $135.00 per month. The Company considers the current principal office space to be adequate and will reassess its needs based upon the future growth of the Company.

Item 3. Defaults Upon Senior Securities.

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

Item 4. Mining Safety Disclosures

Not Applicable.

Item 5. Other Information

Effective as of May 19, 2017, the Company amended its Articles of Incorporation to designate the Series A Stock as a series of preferred stock of the Company. 1,000,000 shares of Series A Stock are authorized, with a par value of $0.001 per share. Each share of Series A Stock ranks, with respect to dividend rights and rights upon liquidation, winding up or dissolution of the Company, the same as the common stock of the Company, par value $0.001 per share (the “Common Stock”) and is not entitled to any specific dividends or other distributions, other than those declared by the Board of Directors. Each share of Series A Stock has 100 votes on any matter submitted to the shareholders of the Company, and the Series A Stock votes together with the holders of the outstanding shares of all other capital stock of the Company (including the Common Stock and any other series of preferred stock then outstanding), and not as a separate class, series or voting group on any such matter. The Series A Preferred Stock is not transferrable by the holder, and may be redeemed by the Company at any time for the par value. In the event that the holder of Series A Preferred Stock who is an employee or officer of the Company leaves their position as an employee or officer of the Company for any reason, the Series A Preferred Stock held by that holder will be automatically cancelled and will revert to being authorized and unissued shares of Series A Preferred Stock. The Series A Preferred Stock is not convertible into any other class of shares of the Corporation.

On May 17 2017, the Company issued 1,000,000 shares of the Series A Preferred Stock to Victoria Rudman, the Company’s Chief Financial Officer and a director, in return for services provided to the Company by Ms. Rudman and to ensure Ms. Rudman’s continued service to the Company.

Item 6. Exhibits

Number	Exhibit
2.1	Share Exchange Agreement between Blue Sky Media Corp. and Klear Kapture, Inc. (Previously filed with Form 8-K on October 2, 2015).

2.2	Stock Purchase Agreement between the Company and Batterfly Energy, Ltd. (Previously filed with Form 8-K on June 14, 2016).

3.1(a)	Articles of Restatement filed on April 4, 2016 (incorporated by reference to Exhibit 3.13 to the registrant’s Registration Statement on Form S-1 filed with the SEC on August 15, 2016)

3.1(b)	Certificate of Designation of Preferences, Rights and Limitations of Series A Preferred Stock of Life Clips, Inc. (incorporated by reference to Exhibit 3.1 to the registrant’s current report on Form 8-K filed with the SEC on May 25, 2017).

3.1(c)	Amended and Restated Certificate of Designation of Preferences, Rights and Limitations of Series A Preferred Stock of Life Clips, Inc. (incorporated by reference to Exhibit 3.1 to the registrant’s current report on Form 8-K filed with the SEC on June 6, 2017).

3.1(d)	Articles of Amendment for Life Clips, Inc. (incorporated by reference to Exhibit 3.1 to the registrant’s current report on Form 8-K filed with the SEC on August 2, 2017).

3.1(e)	Amended and Restated Certificate of Designation of Preferences, Rights and Limitations of Series A Preferred Stock of Life Clips, Inc. (incorporated by reference to Exhibit 3.1 to the registrant’s current report on Form 8-K filed with the SEC on August 9, 2017).

3.1(f)	Articles of Amendment for Life Clips, Inc. (incorporated by reference to Exhibit 3.1 to the registrant’s current report on Form 8-K filed with the SEC on October 3, 2017).

3.2	Bylaws (incorporated by reference to the registrant’s Registration Statement on Form S-1 filed with the SEC on September 19, 2014).

10.1	Form of Promissory Note for October 2, 2015 Notes (Previously filed with Form 8-K on October 8, 2015).

10.2	Form of Promissory Note for December 7, 2015 Note (Previously filed with Form 8-K on September 30, 2015).

10.3	Form of Promissory Note for April 22, 2016 Notes (Previously filed with Form S-1 on August 15, 2016).

10.4	Form of Promissory Note for April 27, 2016 Note (Previously filed with Form 8-K on May 3, 2016).

10.5	Form of Promissory Note for May 13, 2016 Note (Previously filed with Form 8-K on May 17, 2016).

10.6	Life Clips, Inc. 2016 Stock and Incentive Plan (Previously filed with Form 8-K on June 14, 2016).

10.7	Distribution Agreement France (Previously filed with Form S-1 on August 15, 2016).

Distribution Agreement United Kingdom (Previously filed with Form S-1 on August 15, 2016).

10.8+	Executive Employment Agreement, dated as of February 2, 2017, by and between Life Clips, Inc. and Huey Long (incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed with the SEC on February 7, 2017).

10.9+	Executive Employment Agreement, dated as of March 1, 2017, by and between Life Clips, Inc. and William Singer (incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed with the SEC on March 7, 2017).

10.10	Stock Purchase Agreement, dated as of June 22, 2017, by and among Life Clips, Inc., Ascenda Corporation, Hong Kong Ascenda International Co., Limited and Hong Kong Ascenda International Co., Limited (incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed with the SEC on June 27, 2017).

10.11	Promissory Note issued by Life Clips, Inc. to Ascenda Corporation, dated June 22, 2017 (incorporated by reference to Exhibit 10.2 to the registrant’s current report on Form 8-K filed with the SEC on June 27, 2017).

10.12+	Executive Employment Agreement, dated as of June 22, 2017, by and between Life Clips, Inc. and Donald Su Yo Ruan (incorporated by reference to Exhibit 10.3 to the registrant’s current report on Form 8-K filed with the SEC on June 27, 2017).

10.13	Rescission and Mutual Release Agreement, dated as of November 27, 2017, by and among Life Clips, Inc., Ascenda Corporation, Hong Kong Ascenda International Co., Limited, Hong Kong Ascenda International Co., Limited and Donald Ruan (incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed with the SEC on November 28, 2018).

21.1*	Subsidiaries of Registrant

31.1*	Certification of Chief Executive Officer pursuant to Section 302

32.1*	Certification of Chief Executive Officer pursuant to Section 906

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Schema

101.CAL*	XBRL Taxonomy Calculation Linkbase

101.DEF*	XBRL Taxonomy Definition Linkbase

101.LAB*	XBRL Taxonomy Label Linkbase

101.PRE*	XBRL Taxonomy Presentation Linkbase

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

Life Clips, Inc.

Date: August 13, 2018	By:	/s/ Victoria Rudman
Victoria Rudman
Chief Financial Officer (Principal Financial and Accounting Officer)

