Form 10-Q
period 2017-12-31
Life Clips, Inc.
filed 2018-08-13
CIK 1604930

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] Quarterly report pursuant section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2017

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

FORM 10-Q FOR THE QUARTER ENDED DECEMBER 31, 2017

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Life Clips, Inc.

Balance Sheets

	December 31, 2017	June 30, 2017
	(Unaudited)	(Audited)
ASSETS
Current assets
Cash	$15,871	$91,672
Due from related party	-	-
Total current assets	$15,871	$91,672
Other Current Assets
Accounts Receivable	-	3,064
Total other current assets	-	3,064
Total assets	$15,871	$94,736

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accounts Payable	$576,296	358,226
Accrued Expense and Interest Payable	382,257	250,262
Customer Deposits	84,538	84,538
Convertible Note Payable (net of discount of $172,350 and $407,905, respectively)	2,107,461	1,637,990
Note Payable	556,500	530,000
Liquidated Damages Payable	58,542	37,316
Payroll Tax Liabilities	18,755	18,776
Derivative Liability - Convertible Notes Payable	4,718,513	2,959,841
Total Current Liabilities	$8,502,862	$5,876,948
Long Term Liabilities
Convertible Notes Payable
Total Long Term Liabilities	$-	$-
Total Liabilities	$8,502,862	$5,876,948

Shareholders’ deficit
Preferred stock, ($0.001 par value; 20,000,000 shares authorized, on 5/8/17 1,000,000 shares were issued and outstanding).	$1,000	$1,000
Common stock, ($0.001 par value; 8,000,000,000 shares authorized, 1,259,831,381 (plus 11,004,166 reserved for employee vesting) and 187,866,264 (plus 11,004,166 reserved for employee vesting) shares issued and outstanding as of December 31, 2017 and June 30, 2017, respectively.	1,259,831	187,867
Shares to be issued/returned	6,732	6,732
Additional paid in capital	9,401,467	9,897,488
Accumulated deficit	(19,156,021)	(15,875,299)
Total shareholders’ deficit	$(8,486,990)	$(5,782,212)

Total liabilities and shareholders’ deficit	$15,871	$94,736

The accompanying notes are an integral part of these condensed, consolidated financial statements.

Life Clips, Inc. and Subsidiary

Statements of Operations

For the Three and Six Months ended December 31, 2017 and 2016

(Unaudited)

	For the three month	For the three month	For the six month	For the six month
	period ended	period ended	period ended	period ended
	December 31, 2017	December 31, 2016	December 31, 2017	December 31, 2016
Revenues	$485	$12,855	$512	$86,176
Cost of goods sold	-	8,781	-	54,269
Gross profit	$485	$4,074	$512	$31,907
Operating costs:
Compensation paid with stock	$-	$-	$5,400	-
Finance Costs	-	15,000	-	51,000
Payroll Expense	-	83,782	-	158,727
Product Development Expense	-	3,257	-	4,191
Professional Fees	60,996	53,927	226,939	1,813,192
Licensing Fees	62,500	137,000	-	137,000
Marketing Expense	-	-	2,495	-
Software Fees and Support	355	1,090	567	2,876
Travel, Meals and Entertainment	-	11,076	2,691	18,855
Other general and administrative expenses	30,395	20,347	109,755	51,081
Total operating costs	$154,245	$325,479	$347,847	$2,236,922
Gain/(Loss) from operations	$(153,760)	$(321,405)	$(347,335)	$(2,205,015)
Other income (expense)
Interest expense	(76,230)	(47,787)	(145,968)	(92,019)
Loss on Debt Settlement	(27,663)	-	(97,283)	-
Amortization of Debt Discount	(245,567)	(715,460)	(811,055)	(1,131,979)
Gain/(Loss) on Derivative	(1,105,729)	565,449	(1,857,855)	13,157,878
Penalties and Settlements	(1,200)	-	(21,226)	-
Loss on Acquisition of Batterfly Energy LTD	-	-	-	(6,191,000)
Total Other Income (Expense)	$(1,456,389)	$(197,798)	$(2,933,387)	$5,742,880
Gain/(Loss) before income taxes	$(1,610,149)	$(519,203)	$(3,280,722)	$3,537,865
Net Gain/(Loss)	$(1,610,149)	$(519,203)	$(3,280,722)	$3,537,865
Basic earnings per share	**	**	(0.01)	0.05
Weighted average number of common shares outstanding	478,890,811	77,749,592	478,890,811	70,976,591

**Less than $0.01

The accompanying notes are an integral part of these condensed, consolidated financial statements.

Life Clips, Inc. and Subsidary

Statement of Cash Flows

For the Six Months Ended

(Unaudited)

	December 31, 2017	December 31, 2016
Cash flows from operating activities:
Net gain/(loss)	$(3,280,722)	$3,537,865
Common Stock Compensation	5,400	1,634,758
Accounts Receivable	3,064	(5,486)
Inventory	-	(29,705)
Deposit	-	240,000
Other Current Assets	-	(8,128)
Changes in derivative liabilities	1,857,855	(13,157,878)
Amortization of Debt discount	811,055	1,131,979
Loss on Batterfly acquisition	-	6,191,000
Adjustments to reconcile Net Income to Net Cash provided by operations:
Accounts Payable	218,070	63,604
Accrued expense and interest payable	216,751	(516,555)
Liquidated Damages Payable	21,226	-
Payroll tax liabilities	-	10,155
Net cash (used in) operating activities	$(147,300)	$(908,391)

Cash flows from investing activities:
Investment - Batterfly Energy Ltd	$-	$(32,500)
Developed software	-	(14,625)
Net cash (used in) provided by investing activities	$-	$(47,125)

Cash flows from financing activities:
Repurchase of common stock	-	-
Notes Payable	26,500	-
Proceed from convertible notes payables	45,000	500,000
Net cash provided by financing activities	$71,500	$500,000

Net cash increased in cash	(75,800)	(455,516)

Cash at beginning of period	91,672	469,233

Cash at end of period	$15,871	$13,717

Supplemental Disclosures of cash flow information:
Cash paid for:
Interest	-	-
Income taxes	-	-

NON-CASH TRANSACTIONS AFFECTING OPERATING, INVESTING AND FINANCING ACTIVITIES

Value of common shares issued as payment of debt	$329,077.85	$366,112
Value of common shares returned to treasury	$-	$-
Value of common shares issued for acquisition of Batterfly Energy LTD	$-	$5,091,000
Value of common shares issued as payment for services	$5,400	$-
Issuance of Common Stock for acquisition of Batterfly Energy LTD	9,500,000	5,091,000
Issuance of Common Stock for convertible notes payable	1,068,965,073	1,925,369
Issuance of Common Stock for services	3,000,000	-
Notes payable	426,361	500,000

The accompanying notes are an integral part of these condensed, consolidated financial statements.

Life Clips, Inc.

Footnotes to Financial Statements December 31, 2017

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

NOTE 3. UNCERTAINTY OF ABILITY TO CONTINUE AS A GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying financial statements, the Company has minimal revenues, net accumulated losses since inception and a shareholders’ deficit of $(8,521,990). These factors raise doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on management funding operating costs and the successful production and sales release of the Life Clips camera. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

At December 31, 2017 and June 30, 2017 the Company had notes payable in the amount of $556,500 and $530,000, respectively.

NOTE 5. CONVERTIBLE DEBT AND WARRANTS

The Company has recorded derivative liabilities associated with convertible debt instruments and warrants, as more fully discussed at Note 8.

(A) Convertible Notes and Warrants

On October 2, 2015, the Company completed an offering of its 3.85% Convertible Promissory Notes (the “3.85% Notes”) in the aggregate principal amount of $617,578 and on December 7, 2015 the Company completed an offering of its 10% Convertible Promissory Notes (the “10% Notes”) in the aggregate principal amount of $250,000 (the “10% Notes”, and together with the 3.85% Notes, each a “Note” and collectively, the “Notes”), as applicable, with certain “accredited investors” (the “Investors”), as defined under Regulation D, Rule 501 of the Securities Act. The entire principal amount of the Notes remaining outstanding at December 31, 2017 was $261,467, such amount being exclusive of securities converted into the Notes separate from the offering of the Notes. Pursuant to the offering of the Notes, the Company received $617,578 and $250,000 in net proceeds on October 2, 2015 and December 7, 2015, respectively.

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

Balance at			Purchased	Balance at December 31,	Interest	Interest		Interest
July 1, 2017	Additions	Conversions	(sold)	2017	Expense	converted	Due Date	Rate
151,073	-	-	-	151,073	2,900	-	10/02/17	3.85%
69,578	-	(69,578)	-	-	541	4,027	10/02/17	3.85%
44,473	-	(25,130)	-	19,343	584	-	10/02/17	3.85%
100,000	-	(8,949)	-	91,051	8,246	-	12/07/16	10.00%
300,000	-	-	-	300,000	26,926	-	04/28/17	10.00%
608,930	504,000	(37,625)	-	1,075,305	50,702	-	05/14/17	10.00%
51,791	-	(19,637)	-	32,154	3,401	-	06/10/17	10.00%
75,000	-	-	-	75,000	6,732	-	07/22/17	10.00%
99,650	-	(108,800)	-	(9,150)	3,138	-	09/23/17	10.00%
45,366	-	(45,366)	-	0	974	4,983	10/19/17	10.00%
5,000	-	-	-	5,000	249	-	01/28/18	10.00%
5,000	-	-	-	5,000	249	-	01/28/18	10.00%
5,000	-	-	-	5,000	249	-	02/03/18	10.00%
11,666	-	-	-	11,666	582	-	02/11/18	10.00%
11,668	-	-	-	11,668	582	-	02/11/18	10.00%
11,700	-	-	-	11,700	583	-	02/15/18	10.00%
50,000	-	-	-	50,000	2,493	-	02/18/18	10.00%
50,000	-	-	-	50,000	2,493	-	02/24/18	10.00%
50,000	-	-	-	50,000	2,493	-	03/15/18	10.00%
50,000	-	-	-	50,000	2,493	-	03/16/18	10.00%
50,000	-	-	-	50,000	2,493	-	03/18/18	10.00%
50,000	-	-	-	50,000	2,493	-	03/29/18	10.00%
50,000	-	-	-	50,000	2,493	-	04/04/18	10.00%
50,000	-	-	-	50,000	2,493	-	05/02/18	10.00%
50,000	-	-	-	50,000	2,493	-	06/02/18	10.00%
30,000	-	-	-	30,000	1,509	-	09/17/18	18.00%
-	15,000	-	-	15,000	333	-	11/17/17	18.00%
2,075,895	519,000	(315,084)	-	2,279,810	130,920	9,010

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

(B) Terms of Debt

The debt carries interest between 3.85%, 10% and 18% and is due in October 2017 through March 2019

All convertible debt in connection with the Notes Offering are convertible at $0.026 and $0.033/share (on December 31, 2017), however, the Notes include a “ratchet feature”, which allows for a lower conversion price based on market prices.

(C) Future Commitments

At December 31, 2017, the Company has outstanding convertible debt of $2,336,310 which is payable within the next fifteen months.

NOTE 6. DERIVATIVE LIABILITIES

The Company identified conversion features embedded within convertible debt and warrants issued for the period ended December 31, 2017. The Company has determined that the features associated with the embedded conversion option, in the form a ratchet provision, should be accounted for at fair value, as a derivative liability, as the Company cannot determine if a sufficient number of shares would be available to settle all potential future conversion and warrant transactions.

The warrant are classified as liabilities or tainted

The convertible notes will generate derivative liabilities.

	Warrant	Convertible notes	Total
DL as of 6/30/2017	2,243	2,957,598	2,959,841
Initial DL	-	77,131	77,131
Changes in DL	-	1,825,723	1,825,723
Reclassify to APIC	-	(144,182)	(144,182)
DL as of 12/31/2017	2,243	4,716,270	4,718,513

The fair value at the commitment and re-measurement dates for the Company’s derivative liabilities were based upon the following management assumptions at December 31, 2017, using the lattice binomial valuation model:

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

The Company recorded debt discount of 172,350 as of December 31, 2017 and $407,905 for the year ended June 30, 2017.

Accumulated amortization of debt discount amounted to $846,055 as of December 31, 2017 and $2,146,527 for the year ended June 30, 2017.

	December 31, 2017	June 30, 2017
Balance Prior Year	$1,667,990	$443,065.00
Proceeds	45,000	980,034
Repayments	(90,466)	(951,725)
Less: gross Debt Discount recorded	(245,567)	(980,034)
Add: Amortization of Debt Discount	730,504	2,146,650
Less: Current portion	(2,107,461)	(1,637,990)
Long-Term Convertible Debt	$-	$-

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

As of December 31, 2017, the Company had 1,259,831,381 shares of Common Stock issued and outstanding.

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

Common Stock Issued

For the nine-month period ended December 31, 2017, 1,071,965,073 shares of common stock were issued, bringing the total shares issued and outstanding to 1,259,831,381.

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

Date of Conversion	Number of Shares	Note Holder Name	Price per share	Value of Conversion (Reduction of Notes Payable)
July 6, 2017	5,984,848	St. George Conversion #7	$0.00132	$7,900.00
July 6, 2017	8,348,794	St. George True-Up for 6/20 (#5)	$0.00290	24,211.50
July 14, 2017	8,775,449	JSJ Conversion	$0.00090	7,897.90
July 24, 2017	10,500,000	Edgestone Conversion	$0.00095	9,975.00
July 26, 2017	6,535,792	Taconic Conversion	$0.00095	6,209.00
July 28, 2017	10,527,670	Forest Conversion	$0.00085	8,948.52
July 28, 2017	10,527,670	Long Side Conversion	$0.00085	8,948.52
July 31, 2017	11,319,546	JSJ Conversion	$0.00080	9,055.64
July 31, 2017	11,320,755	St. George Conversion #8	$0.00106	12,000.00
July 31, 2017	5,133,638	St. George True-Up for 7/6 (#6)	$0.00420	21,561.28
August 2, 2017	13,964,037	Summit Conversion	$0.00090	12,567.63
August 7, 2017	11,556,604	St. George Conversion #9	$0.00106	12,250.00
August 7, 2017	12,499,000	Long Side Conversion	$0.00090	11,249.10
August 10, 2017	11,319,546	JSJ Conversion	$0.00080	9,055.64
August 15, 2017	15,800,000	Edgestone Conversion	$0.00075	11,850.00
August 17, 2017	11,319,546	JSJ Conversion	$0.00075	8,489.66
August 21, 2017	16,800,000	Long Side Conversion	$0.00050	8,400.00
August 23, 2017	15,365,854	St. George Conversion #10	$0.00082	12,600.00
August 23, 2017	1,467,982	St. George True-Up for 7/6 (#7)	$0.00100	1,467.98
August 24, 2017	15,800,000	Edgestone Conversion	$0.00035	5,530.00
August 28, 2017	16,684,458	JSJ Conversion	$0.00035	5,839.56
August 29, 2017	31,521,739	St. George Conversion #11	$0.00046	14,500.00
August 30, 2017	19,457,656	Long Side Conversion	$0.00035	6,810.18
August 31, 2017	15,800,000	Edgestone Conversion	$0.00035	5,530.00
September 6, 2017	16,684,458	JSJ Conversion	$0.00035	5,839.56
September 6, 2017	16,477,273	St. George Conversion #12	$0.00044	7,250.00
September 6, 2017	14,766,202	St. George True-Up for 7/31 (#8)	$0.00080	11,812.96
September 13, 2017	15,800,000	Edgestone Conversion	$0.00030	4,740.00
September 18, 2017	16,684,458	JSJ Conversion	$0.00025	4,171.11
September 22, 2017	33,823,529	St. George Conversion #13	$0.00034	11,500.00
September 22, 2017	17,610,063	St. George True-Up for 8/07 (#9)	$0.00060	10,566.04
September 28, 2017	30,990,037	Long Side Conversion	$0.00025	7,747.51
September 28, 2017	30,990,000	Taconic Conversion	$0.00025	7,747.50
October 9, 2017	21,071,429	St. George Conversion #14	$0.00028	5,900.00
October 9, 2017	21,692,970	St. George True-Up for 8/23 (#10)	$0.00070	15,185.08
October 9, 2017	13,790,761	St. George True-Up for 8/29 (#11)	$0.00070	9,653.53
October 9, 2017	25,295,228	JSJ Conversion	$0.00020	4,983.16
October 11, 2017	35,345,073	Summit Conversion	$0.00020	7,069.01
October 17, 2017	46,428,571	St. George Conversion #15	$0.00028	13,000.00
October 18, 2017	39,930,895	Long Side Conversion	$0.00020	7,986.18
October 24, 2017	49,583,333	St. George Conversion #16	$0.00024	11,900.00
October 24, 2017	9,415,584	St. George True-Up for 8/23 (#12)	$0.00030	2,824.68
October 24, 2017	44,240,232	Long Side Conversion	$0.00015	6,636.03
November 7, 2017	49,391,866	Long Side Conversion	$0.00010	4,939.19
November 14, 2017	51,856,520	Taconic Conversion	$0.00010	5,185.65
November 14, 2017	51,856,520	Long Side Conversion	$0.00010	5,185.65
November 22, 2017	57,031,800	Long Side Conversion	$0.00010	5,703.18
December 14, 2017	59,877,687	Taconic Conversion	$0.00010	5,987.77

TOTALS	1,068,965,073			$426,361.00

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

NOTE 10. SUBSEQUENT EVENTS

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

On March 30, 2018, Victoria Rudman was named the Company’s Interim Chief Executive Officer.

Recent Developments

None

Significant Accounting Policies

Please see Note 2 to the Company’s unaudited financial statements as of and for the three and six months ended December 31, 2017 included in this Quarterly Report for a discussion of the Company’s significant accounting policies.

Results of Operations for the Three and Six Months Ended December 31, 2017 and December 31, 2016

For the three months ended December 31, 2017 and 2016, we had gross profit of $485 and $4,074 respectively.

Total operating expenses were $154,245 compared with $325,479 for the three months ended December 31, 2017 and 2016, respectively. The decrease is directly related to lower professional fees and other G&A expenses.

Net loss for the three months ended December 31, 2017 was $1,610,149 as compared to net loss of $519,203 in 2016.

For the six months ended December 31, 2017 and 2016, we had gross profit of $512 and $31,907, respectively.

Total operating expenses were $347,847 compared with $2,205,015 for the six months ended December 31, 2017 and 2016, respectively. The decrease is primarily due to a decrease in professional fees and stock issuances for professional services.

Net loss for the six months ended December 31, 2017 was $3,280,722 as compared to net income of $3,537,865 at December 31, 2016.

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

Liquidity and Capital Resources

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. As of the period ending December 31, 2017 the Company had cash on hand of $15,871, total current assets of $15,871 and total assets of $15,871, total liabilities of $8,502,862 and total shareholder’s deficit of $8,486,990.

The Company’s cash was generated from a series of convertible notes issued to non-related third parties, and two promissory notes to non-related third party of $26,500 and $30,000. The Company plans to raise additional working capital via additional notes or equity sales to ensure that it will have enough cash to fund its primary operation for the next twelve (12) months.

The Company has no agreements in place with its shareholders, officer and director or with any third parties to fund operations beyond the end of the Company’s December 31, 2017 period ended. The Company has not negotiated nor has available to it any other third party sources of liquidity.

Cash flows used in operating activities for the six months period ended December 31, 2017 were $147,300 compared to cash flows used in operating activities of $908,391 to the six months period ended December 31, 2016.

Cash flows used in investing activities totaled $0 for the six months period ended December 31, 2017 and $47,125 for the six months period ended December 31, 2016.

Cash flows provided by financing activities totaled $71,500 for the six months period ended December 31, 2017 and cash flows provided by financing activities totaled $500,000 for the six months period ended December 31, 2016.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our chief executive officer and chief financial officer are responsible for establishing and maintaining our disclosure controls and procedures. Disclosure controls and procedures means controls and other procedures that are designed to ensure that information we are required to disclose in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that information required to be disclosed by us in those reports is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our chief executive officer and chief financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of December 31, 2017. Based on that evaluation, our chief executive officer and chief financial officer have concluded that, as of the evaluation date, such controls and procedures were not effective.

Changes in internal controls

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

tem 2. Properties

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

Item 6. Exhibits

Number	Exhibit
2.1	Share Exchange Agreement between Blue Sky Media Corp. and Klear Kapture, Inc. (Previously filed with Form 8-K on October 2, 2015).

2.2	Stock Purchase Agreement between the Company and Batterfly Energy, Ltd. (Previously filed with Form 8-K on June 14, 2016).

3.1(a)	Articles of Restatement filed on April 4, 2016 (incorporated by reference to Exhibit 3.13 to the registrant’s Registration Statement on Form S-1 filed with the SEC on August 15, 2016)

3.1(b)	Certificate of Designation of Preferences, Rights and Limitations of Series A Preferred Stock of Life Clips, Inc. (incorporated by reference to Exhibit 3.1 to the registrant’s current report on Form 8-K filed with the SEC on May 25, 2017).

3.1(c)	Amended and Restated Certificate of Designation of Preferences, Rights and Limitations of Series A Preferred Stock of Life Clips, Inc. (incorporated by reference to Exhibit 3.1 to the registrant’s current report on Form 8-K filed with the SEC on June 6, 2017).

3.1(d)	Articles of Amendment for Life Clips, Inc. (incorporated by reference to Exhibit 3.1 to the registrant’s current report on Form 8-K filed with the SEC on August 2, 2017).

3.1(e)	Amended and Restated Certificate of Designation of Preferences, Rights and Limitations of Series A Preferred Stock of Life Clips, Inc. (incorporated by reference to Exhibit 3.1 to the registrant’s current report on Form 8-K filed with the SEC on August 9, 2017).

3.1(f)	Articles of Amendment for Life Clips, Inc. (incorporated by reference to Exhibit 3.1 to the registrant’s current report on Form 8-K filed with the SEC on October 3, 2017).

3.2	Bylaws (incorporated by reference to the registrant’s Registration Statement on Form S-1 filed with the SEC on September 19, 2014).

10.1	Form of Promissory Note for October 2, 2015 Notes (Previously filed with Form 8-K on October 8, 2015).

10.2	Form of Promissory Note for December 7, 2015 Note (Previously filed with Form 8-K on December 31, 2015).

10.3	Form of Promissory Note for April 22, 2016 Notes (Previously filed with Form S-1 on August 15, 2016).

10.4	Form of Promissory Note for April 27, 2016 Note (Previously filed with Form 8-K on May 3, 2016).

10.5	Form of Promissory Note for May 13, 2016 Note (Previously filed with Form 8-K on May 17, 2016).

10.6	Life Clips, Inc. 2016 Stock and Incentive Plan (Previously filed with Form 8-K on June 14, 2016).

10.7	Distribution Agreement France (Previously filed with Form S-1 on August 15, 2016).

Distribution Agreement United Kingdom (Previously filed with Form S-1 on August 15, 2016).

10.8+	Executive Employment Agreement, dated as of February 2, 2017, by and between Life Clips, Inc. and Huey Long (incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed with the SEC on February 7, 2017).

10.9+	Executive Employment Agreement, dated as of March 1, 2017, by and between Life Clips, Inc. and William Singer (incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed with the SEC on March 7, 2017).

10.10	Stock Purchase Agreement, dated as of June 22, 2017, by and among Life Clips, Inc., Ascenda Corporation, Hong Kong Ascenda International Co., Limited and Hong Kong Ascenda International Co., Limited (incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed with the SEC on June 27, 2017).

10.11	Promissory Note issued by Life Clips, Inc. to Ascenda Corporation, dated June 22, 2017 (incorporated by reference to Exhibit 10.2 to the registrant’s current report on Form 8-K filed with the SEC on June 27, 2017).

10.12+	Executive Employment Agreement, dated as of June 22, 2017, by and between Life Clips, Inc. and Donald Su Yo Ruan (incorporated by reference to Exhibit 10.3 to the registrant’s current report on Form 8-K filed with the SEC on June 27, 2017).

10.13	Rescission and Mutual Release Agreement, dated as of November 27, 2017, by and among Life Clips, Inc., Ascenda Corporation, Hong Kong Ascenda International Co., Limited, Hong Kong Ascenda International Co., Limited and Donald Ruan (incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed with the SEC on November 28, 2018).

21.1*	Subsidiaries of Registrant

31.1*	Certification of Chief Executive Officer pursuant to Section 302

32.1*	Certification of Chief Executive Officer pursuant to Section 906

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Schema

101.CAL*	XBRL Taxonomy Calculation Linkbase

101.DEF*	XBRL Taxonomy Definition Linkbase

101.LAB*	XBRL Taxonomy Label Linkbase

101.PRE*	XBRL Taxonomy Presentation Linkbase

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

