Form 10-K
period 2018-06-30
Life Clips, Inc.
filed 2020-02-12
CIK 1604930

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2018

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

As of February 10, 2020, registrant had outstanding 1,259,831,337 shares of common stock.

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

Recent Developments

On July 11, 2016, the Company completed its acquisition (the “Acquisition”) of all of the outstanding equity securities of Batterfly Energy Ltd. (“Batterfly”), an Israel-based corporation that develops and distributes a single-use, cordless battery under the brand name Mobeego for use with cellular phones and other mobile devices. Batterfly is now a wholly owned subsidiary of the Company. The Acquisition was completed pursuant to a Stock Purchase Agreement, dated as of June 10, 2016 (the “Purchase Agreement”), among the Company, Batterfly and all of the shareholders of Batterfly, as amended.

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

The Company is currently pursuing alternative business opportunities. There has been limited activity due to a delay in securing funding. The Company is working to re-energize the business within the next 12 months.

Products

Our core product is Mobeego batteries.

Batteries

Mobeego consists of a one-time use, non-rechargeable, battery and a special, reusable phone adapter (plug), which is a small device that includes the charging control circuity as well as a specific male connector that matches user device’s female connector. The Company is evaluating the resumption of selling Mobeego in two manners:

(1)	Sets including a specific adapter and one or two emergency batteries

(2)	Refill Batteries

(3)	6 pack of Batteries

(4)	set including an adapter and one emergency battery for Action cameras such as Life Clips’ action camera.

The Battery (Energy Unit):

The Energy Unit consists of a custom designed plastic casing, shaped as a small can of energy drink, hosting a powerful lithium battery. The energy “can” has a rail used to connect it to the adapter through a rail connection. This unit is designed to be seen as the “energy drink for the mobile devices”. It is for a single use and is non-rechargeable.

Adapter

The adapter is a small plastic device that connects to the Battery through 2 connectors and to the mobile device through the specific connector on user’s cellphone, which could be Lightning or Deck for iPhones, micro-USB for Android devices, Blackberries and others. The adapter features an On/Off switch and a LED to indicate when it’s charging. Within the adapter, there is a smart, electronic charging circuit on a circuit board.

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

Direct sales

In addition to the evaluation of our international sales model, we are evaluating the feasibility of selling directly to large and small retailers in the United States, directly to some retail outlets. Elements of the plans we are evaluating include:

●	Independent specialty retailers. Potential use of a network of location-based independent manufacturer representatives to sell our products to independent specialty retailers focused on action sports markets. Our representatives would provide highly personalized service to these retailers, including assisting with product mix planning, channel marketing and in-store merchandising, taking orders and providing clinics to educate retail sales personnel about Mobeego products.

●	Big box retailers. Potential sales to large retailers with a national presence, including Amazon.com, Inc., Best Buy, Target Corporation and Wal-Mart, Inc.

●	Mid-market retailers. Potential sales to retailers with a large regional or national presence, often focused on specific verticals such as consumer electronics, sporting goods, military, hunting and fishing and motor sports, which we refer to as our “mid-market” channel.

●	Ecommerce channel. Sales of our Mobeego products directly to consumers around the world through an online store. We will evaluate ways to drive consumers to our website through online and offline advertising, as well as marketing promotions carried out at tradeshows and sponsored events.

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

Many of the Company’s current and potential competitors are well established and have longer operating histories, significantly greater financial and operational resources, and name recognition which the Company does not have.

The global sourcing industry is highly competitive. We face competition from very large international competitors. The competition in the future is going to increase.

Status of any publicly announced new product or service

None.

Employees

As of June 30, 2018, we had 2 contracted employees.

Patents and Trademarks

The Company currently has a United States trademark, Serial Number 86888487, for Life Clips. The Company, pursuant to the Batterfly acquisition, now also holds a United States trademark, Serial Number 79172000 for Mobeego, a patent in China, number 201730018307.4, as well as two patents in Israel, numbers 002743724-0001 and 002743724-0002. Any encroachment upon the Company’s proprietary information, including the unauthorized use of its brand name, the use of a similar name by a competing company or a lawsuit initiated either by our Company or against our Company for infringement upon proprietary information or improper use of a trademark, may affect our ability to create brand name recognition, cause customer confusion and/or have a detrimental effect on its business due to the cost of defending any potential litigation related to infringement. Litigation or proceedings before the U.S. or International Patent and Trademark Offices may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets and/or to determine the validity and scope of the proprietary rights of others. Any such litigation or adverse proceeding could result in substantial costs and diversion of resources that could seriously harm our business operations and/or results of operations.

Government Approval

The battery and global sourcing industries may be regulated at the federal levels, both in terms of health and safety concerns, as well as product quality. Operation of the Company’s business requires various licenses, permits and approvals. The Company currently holds all applicable licenses and permits to operate its business, and will continue to hold all applicable permits and licenses to continue operating its business and running its marketplace. In addition, the Company will also ensure compliance with any additional licensing requirements that are required on an ongoing basis.

Government and Industry Regulation

The Company will be subject to local and international laws and regulations that relate directly or indirectly to its operations, such as the Securities Act of 1933, the Securities and Exchange Act of 1934, and Wyoming Corporation Law. It will also be subject to common business and tax rules and regulations pertaining to the operation of its business, such as the United States Internal Revenue Tax Code and the Wyoming State Tax Code, as well as international tax codes and shipping tariffs. The Company will also be subject to proprietary regulations such as United States Trademark and Patent Law as it applies to the intellectual property of third parties. The Company believes that the effects of existing or probable governmental regulations will be additional responsibilities of the management of the Company to ensure that the Company is in compliance with securities regulations as they apply to the Company’s products as well as ensuring that the Company does not infringe on any proprietary rights of others with respect to its products. The Company will also need to maintain accurate financial records in order to remain compliant with securities regulations as well as any corporate tax liability it incurs.

Research and Development

During the year ended June 30, 2018, the Company spent $0 on the development of its products.

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

ITEM 1A. RISK FACTORS

Not required for a Smaller Reporting Company.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES.

The Company’s operations are currently being conducted out of the Company’s office located at 18851 NE 29th Ave., Suite 700 PMB# 348, Aventura, FL 33180. The Company’s office space is being rented for a price of $135 per month. The Company considers the current principal office space to be adequate and will reassess its needs based upon the future growth of the Company.

ITEM 3. LEGAL PROCEEDINGS.

On January 11, 2017, the Company received a default notice related to a $500,000 promissory note (the “Batterfly Acquisition Note”) issued to the sellers of Batterfly Energy, Ltd. (“Batterfly”) as partial consideration for the Company’s July 11, 2017 acquisition of Batterfly. The Batterfly Acquisition Note required the Company to make a payment of $250,000 on October 6, 2017 and $250,000 on February 13, 2017. The default letter states that the Company failed to pay the $250,000 payment due on October 6, 2017, which began to accrue interest of 11% from October 6, 2017. In addition, the default notice states that the Company owes $20,000 in aggregate to two of the Batterfly shareholders related to consulting fees associated with the Batterfly acquisition. Finally, the default notice states that a payment of $250,000, as well as an additional payment of $20,000 must be paid by January 23, 2017. The Company filed a claim against the sellers of Batterfly with the London Court of International Arbitration (LCIA Arbitration No: 173692) and on September 7, 2017 the parties entered into a Stipulation for Stay of Arbitration in the matter as they seek to negotiate a settlement of their claim. The claim was settled during 2019 for which the Company agreed to issue 62,991,567 shares of common stock to the sellers of Batterfly. As of the date of this filing, the shares are still pending issuance.

Other than as set forth above, we are not a party to any material legal proceedings, nor is our property the subject of any material legal proceeding.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

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

Calendar Quarter	High	Low
Year Ended December 31, 2017
2017 First Quarter	$0.009	$0.0079
2017 Second Quarter	$0.0024	$0.0022
2017 Third Quarter	$0.0006	$0.0005
2017 Fourth Quarter	$0.0003	$0.0001
Year Ended December 31, 2018
2018 First Quarter	$0.0003	$0.0002
2018 Second Quarter	$0.0005	$0.0003
2018 Third Quarter	$0.0005	$0.0003
2018 Fourth Quarter	$0.0006	$0.0004

Holders

As of February 10, 2020, there were 66 record holders of our common stock, and there were 1,259,831,337 shares of our common stock outstanding.

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

Recent Sales of Unregistered Securities

On September 19, 2017, the Company entered into an 18% Convertible Promissory Note with Long Side Ventures LLC, an unaffiliated third party. The note was in a principal amount of $30,000, and is convertible at a price equal to fifty percent (50%) of the lowest trading price during the twenty-trading day period prior to the date of conversion. The note maturity date is August 30, 2018.

On November 16, 2017, the Company entered into an 18% Convertible Promissory Note with Long Side Ventures LLC, an unaffiliated third party. The note was in a principal amount of $15,000, and is convertible at a price equal to fifty percent (50%) of the lowest trading price during the twenty-trading day period prior to the date of conversion. The note maturity date is November 16, 2018.

On January 19, 2018, the Company entered into an 18% Convertible Promissory Note with Crest Ventures LLC, an unaffiliated third party. The note was in a principal amount of $10,000, and is convertible at a price equal to fifty percent (50%) of the lowest trading price during the five-trading day period prior to the date of conversion. The note maturity date is January 19, 2019.

On March 22, 2018, the Company entered into an 18% Convertible Promissory Note with Long Side Ventures LLC, an unaffiliated third party. The note was in a principal amount of $15,000, and is convertible at a price equal to fifty percent (50%) of the lowest trading price during the twenty-trading day period prior to the date of conversion. The note maturity date is March 22, 2019.

On March 23, 2018, the Company entered into an 18% Convertible Promissory Note with Crest Ventures LLC, an unaffiliated third party. The note was in a principal amount of $10,000, and is convertible at a price equal to fifty percent (50%) of the lowest trading price during the five-trading day period prior to the date of conversion. The note maturity date is March 23, 2019.

On April 18, 2018, the Company entered into an 18% Convertible Promissory Note with Long Side Ventures LLC, an unaffiliated third party. The note was in a principal amount of $20,000, and is convertible at a price equal to fifty percent (50%) of the lowest trading price during the twenty-trading day period prior to the date of conversion. The note maturity date is April 18, 2019.

On May 1, 2018, the Company entered into an 18% Convertible Promissory Note with Crest Ventures LLC, an unaffiliated third party. The note was in a principal amount of $10,000, and is convertible at a price equal to fifty percent (50%) of the lowest trading price during the five-trading day period prior to the date of conversion. The note maturity date is May 1, 2019.

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

On July 11, 2016, the Company completed its acquisition (the “Acquisition”) of all of the outstanding equity securities of Batterfly Energy Ltd. (“Batterfly”), an Israel-based corporation that develops and distributes a single-use, cordless battery under the brand name Mobeego for use with cellular phones and other mobile devices. Batterfly is now a wholly owned subsidiary of the Company. The Acquisition was completed pursuant to a Stock Purchase Agreement, dated as of June 10, 2016 (the “Purchase Agreement”), among the Company, Batterfly and all of the shareholders of Batterfly, as amended.

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

The Company is currently pursuing alternative business opportunities. There has been limited activity due to a delay in securing funding. The Company is working to re-energize the business within the next 12 months.

How We Generate Revenue

In May 2014, the FASB issued ASU 2014-09, which supersedes the revenue recognition requirements of Accounting Standards Codification, or ASC, Topic 605 “Revenue Recognition.” ASU 2014-09 requires revenue recognition to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new revenue recognition model requires identifying the contract, identifying the performance obligations, determining the transaction price, allocating the transaction price to performance obligations and recognizing the revenue upon satisfaction of the performance obligations. ASU 2014-09 also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and change in judgments, and assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-09 can be applied either retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying the update recognized at the date of the initial application along with additional disclosures. This ASU is effective for annual reporting periods beginning after December 15, 2017, with the option to adopt as early as December 15, 2016. The Company adopted the new revenue guidance effective July 1, 2017. There was no material impact to the Company’s financial statements or financial statement disclosures.

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

Results of Operations

For the Years ended June 30, 2018 and June 30, 2017

The Company is reporting total revenue of $85,409 for the year ended June 30, 2018, of which only $871 was generated in the current year and the remaining was from revenue that was deferred at June 30, 2017. The Company generated $3,064 in revenue for the year ended June 30, 2017.

Cost of goods sold for the year ended June 30, 2018 was $0, which compares with cost of goods sold of $109,289 for the year ended June 30, 2017. The decrease in our cost of goods sold was related to insufficient funding for the development of products.

Operating expenses, which consisted of professional fees, licensing fees, management fees, payroll expenses, finance costs, and general and administrative expenses, for the year ended June 30, 2018, were $403,885. This compares with operating expenses for the year ended June 30, 2017 of $1,492,703. The decrease in operating expenses for the year ended June 30, 2018 is related to insufficient capital to continue operating activities, which resulted in decreases in professional fees, licensing fees, management fees and payroll expense.

As a result of the foregoing, we had a net loss of $7,950,169 for the year ended June 30, 2018. This compares with a net gain for the year ended June 30, 2017 of $4,579,151. The difference is primarily due to a 2017 net gain in derivatives of $14,834,604 compared to a net loss of $6,324,518 for the year ended June 30, 2018. This was also offset by a 2017 loss of $6,223,500 on the acquisition of Batterfly Energy LTD and decreased amortization of debt discount.

In its audited financial statements as of June 30, 2018, the Company was issued an opinion by its auditors that raised substantial doubt about the ability to continue as a going concern based on the Company’s current financial position. Our ability to achieve and maintain profitability and positive cash flow is dependent upon our ability to successfully develop and market our products and our ability to generate revenues.

Liquidity and Capital Resources

As of June 30, 2018, we had cash or cash equivalents of $8,252. As of June 30, 2017, we had cash or cash equivalents of $91,672.

Net cash from operating activities was $(193,420) for the year ended June 30, 2018. This compares to net cash from operating activities of $(985,095) for the year ended June 30, 2017. The change of $791,675 in our net cash from operating activities for the year ended June 30, 2018 was primarily due to a change in a net loss of $7,950,169 vs. net income of $4,579,151, coupled with significant swings in derivative liabilities offset by the loss on Batterfly acquisition.

Cash flows from investing activities was $0 for the year ended June 30, 2018, compared to the Investment on Batterfly of $892,500 for the year ended June 30, 2017.

Cash flows from financing activities was $110,000 for the year ended June 30, 2018, which compares to cash flows from financing activities of $1,500,034 for the year ended June 30, 2017. The decrease in our cash flows from financing activities for the year ended June 30, 2018 was due to a decrease in proceeds from convertible notes.

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

Stock Incentive Plan

On April 20, 2017, the Company approved the Life Clips, Inc. 2017 Stock and Incentive Plan (“the Plan”). The Plan provides for the granting of nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock grants and units, performance units and awards, and cash. The Plan allows for an issuance of a maximum of 20,000,000 shares of common stock, with awards made at the discretion of the board of directors. No awards have been made to date.

Contractual Commitments

For the year ending June 30, 2018, the Company had several employment agreements with key officers that automatically renewed for a second term (year 2), the following table summarizes the terms and related share grants:

Name	Position	Contract Start	Contract End	Cash per month	Cash Paid out in 2018	Accrued in 2018 (unpaid)	1st Grant - Vested through 6/30/18, but not issued
William Singer	VP	03/01/2017	03/01/2019	$3,500	None	$42,000	3,750,000
Victoria Rudman	CFO	06/30/2017	06/30/2019	$12,500	None	$150,000	3,750,000

William Singer was issued 3,000,000 shares on July 28, 2017 for services. He was also granted 6,000,000 on August 31, 2017; of which 1,500,000 shares vested on August 31, 2017 and 1,500,000 shares vested on March 1, 2018 and thereafter 250,000 shares of the Common Stock vesting each month thereafter.

Victoria Rudman was granted 7,500,000 shares of restricted common stock on June 30, 2017; of which 1,875,000 shares vested on December 30, 2017, 1,875,000 shares vested on June 30, 2018 and thereafter 625,000 shares of the Common Stock vesting each month thereafter.

Material Agreements

None

Financings

The following summary table is a listing of all outstanding convertible debt as of June 30, 2018:

Issue Date	Maturity Date	Original Interest Rate	Current Interest Rate (default)	June 30, 2017	June 30, 2018
10/02/2015	10/02/2017	3.85%	18.00%	$265,124	$170,416
12/07/2015	12/06/2016	10.00%	10.00%	100,000	91,051
04/27/2016	04/27/2017	10.00%	18.00%	300,000	300,000
05/13/2016	05/13/2017	10.00%	22.00%	608,930	1,075,305
06/09/2016	06/09/2017	10.00%	18.00%	51,791	32,154
07/21/2016	07/21/2017	10.00%	10.00%	75,000	75,000
09/22/2016	09/22/2017	10.00%	22.00%	99,650	-
10/18/2016	10/18/2017	10.00%	18.00%	45,366	-
01/27/2017	01/27/2018	10.00%	22.00%	5,000	5,000
01/27/2017	01/27/2018	10.00%	22.00%	5,000	5,000
02/02/2017	02/02/2018	10.00%	22.00%	5,000	5,000
02/10/2017	02/10/2018	10.00%	22.00%	11,666	11,666
02/10/2017	02/10/2018	10.00%	18.00%	11,668	11,668
02/14/2017	02/14/2018	10.00%	22.00%	11,700	11,700
02/17/2017	02/17/2018	10.00%	22.00%	50,000	50,000
02/23/2017	02/23/2018	10.00%	22.00%	50,000	50,000
03/14/2017	03/14/2018	10.00%	22.00%	50,000	50,000
03/15/2017	03/15/2018	10.00%	22.00%	50,000	50,000
03/17/2017	03/17/2018	10.00%	22.00%	50,000	50,000
03/28/2017	03/28/2018	10.00%	22.00%	50,000	50,000
04/03/2017	04/03/2018	10.00%	22.00%	50,000	50,000
05/01/2017	05/01/2018	10.00%	22.00%	50,000	50,000
06/01/2017	06/01/2018	10.00%	22.00%	50,000	50,000
09/19/2017	08/30/2018	18.00%	18.00%	-	30,000
11/16/2017	11/16/2018	18.00%	18.00%	-	15,000
01/19/2018	01/19/2019	18.00%	18.00%	-	10,000
03/22/2018	03/22/2019	18.00%	18.00%	-	15,000
03/23/2018	03/23/2019	18.00%	18.00%	-	10,000
04/18/2018	04/18/2019	18.00%	18.00%	-	20,000
05/01/2018	05/01/2019	18.00%	18.00%	-	10,000
Total Convertible Notes				$2,045,895	$2,353,960

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

Critical Accounting Policies

The SEC has defined a company’s critical accounting policies as the ones that are most important to the portrayal of our financial condition and results of operations and which require us to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, we have identified the critical accounting policies and judgments addressed below. We also have other key accounting policies that are significant to understanding our results.

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

Fair Value of Financial Instruments

We apply the provisions of accounting guidance, FASB Topic ASC 825 that requires all entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value, and defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. As of June 30, 2018 and 2017, the fair value of accounts payable approximated carrying value due to the short maturity of the instruments, quoted market prices or interest rates which fluctuate with market rates.

Recent Accounting Pronouncements

Recently Adopted Standards. The following recently issued accounting standards were adopted during fiscal year 2018:

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which supersedes nearly all existing revenue recognition standards under U.S. GAAP. The new standard provides a five-step process for recognizing revenue that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The Company adopted this ASU using the full retrospective method effective July 1, 2017. The impact of adoption of this ASU was immaterial and, accordingly, there were no changes to the previously issued financial statements for the year ended June 30, 2018.

In August 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-15, Statement of Cash Flows, Classification of Certain Cash Receipts and Cash Payments. The new standard is intended to reduce diversity in practice in how certain cash receipts and cash payments are classified in the statements of cash flows and must be adopted retrospectively for each prior reporting period presented upon initial adoption. ASU 2016-15 was adopted effective July 1, 2017 and did not have a material impact on the Company’s consolidated financial statements for the years ended June 30, 2018 and 2017. Accordingly, there were no transactions that required retrospective adjustments in the statements of cash flows for the year ended June 30, 2018.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows – Restricted Cash, which requires entities that have restricted cash or restricted cash equivalents to reconcile the change during the period in the total cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents in its statement of cash flows. As a result, amounts generally described as cash and restricted cash equivalents should be included with cash and cash equivalents shown on the statement of cash flows. The Company adopted this standard during 2018 using the retrospective transition method. The adoption did not result in any changes to the Company’s previously reported statements of cash flows for the year ended June 30, 2018.

In May 2017, the FASB issued ASU No. 2017-09, Compensation—Stock Compensation: Scope of Modification Accounting, which provides clarification on when modification accounting should be used for changes to the terms or conditions of a share-based payment award. This standard does not change the accounting for modifications of share-based payment awards but clarifies that modification accounting guidance should only be applied if there is a change to the value, vesting conditions, or award classification and would not be required if the changes are considered non-substantive. This standard was adopted by the Company in the first quarter of fiscal 2018 and did not have a material impact on its financial statements.

Standards Required to be Adopted in Future Years. The following accounting standards are not yet effective; management has not completed its evaluation to determine the impact that adoption of these standards will have on the Company’s financial statements.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU 2016-13 amends the guidance on the impairment of financial instruments. This update adds an impairment model (known as the current expected credit losses model) that is based on expected losses rather than incurred losses. Under the new guidance, an entity recognizes, as an allowance, its estimate of expected credit losses. In November 2018, ASU 2016-13 was amended by ASU 2018-19, Codification Improvements to Topic 326, Financial Instruments – Credit Losses. ASU 2018-19 changes the effective date of the credit loss standards (ASU 2016-13) to fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Further, the ASU clarifies that operating lease receivables are not within the scope of ASC 326-20 and should instead be accounted for under the new leasing standard, ASC 842. The Company does not believe that the impact of this ASU will have a material impact on its consolidated financial statements and related disclosures.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. The amendments in this ASU simplify the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test and eliminating the requirement for a reporting unit with a zero or negative carrying amount to perform a qualitative assessment. Instead, under this ASU, an entity would perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount and would recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized is not to exceed the total amount of goodwill allocated to that reporting unit. In addition, income tax effects will be considered, if applicable. This ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted. The Company does not believe that the impact of this ASU will have a material impact on its financial statements and related disclosures.

Off-Balance Sheet Arrangements

Under SEC regulations, we are required to disclose our off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, such as changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. As of June 30, 2018, we have no off-balance sheet arrangements.

Inflation

We do not believe that inflation has had a material effect on our results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

A smaller reporting company is not required to provide the information in this Item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Life Clips, Inc.

Index to Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Life Clips, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Life Clips, Inc. (the Company) as of June 30, 2018, and the related consolidated statements of operations, changes in shareholders’ deficit, and cash flows for the year ended June 30, 2018, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2018, and the results of its operations and its cash flows for the year ended June 30, 2018, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3, the Company has incurred net losses and has minimal revenues. These factors, and the need for additional financing in order for the Company to meet its business plans raises substantial doubt about the Company’s ability to continue as a going concern. Our opinion is not modified with respect to that matter.

/s/ Accell Audit & Compliance, P.A.

We have served as the Company’s auditor since 2019.

Tampa, Florida

February 11, 2020

NC Office 19720 Jetton Road, 3rd Floor Cornelius, NC 28031 Tel: 704-897-8336 Fax: 704-919-5089

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of

Life Clips, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Life Clips, Inc. (the “Company”) as of June 30, 2017, and the related statements of income, comprehensive income, shareholders’ equity, and cash flows and the related notes (collectively referred to as the “financial statements”) for the period end June 30, 2017. Life Clips, Inc’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits. In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 2017, and the results of its operations, changes in stockholders’ deficit and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

The Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company has an accumulated deficit, recurring losses, and expects continuing future losses, and has stated that substantial doubt exists about the Company’s ability to continue as a going concern. Management’s evaluation of the events and conditions and management’s plans regarding these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ L&L CPAS, PA

L&L CPAS, PA

Certified Public Accountants

Cornelius, North Carolina

The United States of America

April 3, 2018

The firm has served this client since July 2015.

LIFE CLIPS, INC.

BALANCE SHEETS

	June 30, 2018	June 30, 2017

ASSETS
Current Assets
Cash	$8,252	$91,672
Accounts Receivable	-	3,064
Total Assets	$8,252	$94,736

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current Liabilities
Accounts Payable	$514,986	$358,226
Accrued Expenses and Interest Payable	641,386	306,353
Deferred Revenue	-	84,538
Convertible Note Payable - In Default (net of discount of $60,219 and $407,905, respectively)	2,293,741	1,637,990
Notes Payable - In Default	530,000	530,000
Derivative Liability - Convertible Notes Payable	9,284,359	2,959,841
Total Current Liabilities	13,264,472	5,876,948

Commitments and Contingencies (Note 9)

Shareholders’ Deficit
Preferred Stock, ($0.001 par value; 20,000,000 shares authorized, 1,000,000 Series A shares were issued and outstanding as of June 30, 2018 and June 30, 2017, respectively.)	1,000	1,000
Common Stock, ($0.001 par value; 5,000,000,000 shares authorized, 1,259,831,337 and 187,866,308 shares issued and outstanding as of June 30, 2018 and June 30, 2017, respectively.)	1,259,831	187,867
Common Stock Issuable	89,482	45,082
Additional Paid in Capital	9,218,935	9,859,138
Accumulated Deficit	(23,825,468)	(15,875,299)
Total Shareholders’ Deficit	(13,256,220)	(5,782,212)

Total Liabilities and Shareholders’ Deficit	$8,252	$94,736

The accompanying notes are an integral part of these financial statements.

LIFE CLIPS, INC.

STATEMENTS OF OPERATIONS

For the Years Ended

	June 30, 2018	June 30, 2017

Revenues
Revenues	$85,409	$3,064
Cost of Goods Sold	-	109,289
Gross Profit	85,409	(106,225)

Operating Costs:
Licensing Fees	-	262,000
Finance Costs	-	51,000
Payroll Expense	-	160,996
Product Development Expense	-	4,191
Professional Fees	381,820	662,940
Consulting Fees	-	15,000
Management Fees	-	188,000
Marketing Expense	2,495	14,329
Software Fees and Support	1,066	2,995
Travel, Meals and Entertainment	2,721	31,544
Other General and Administrative Expenses	15,783	99,708
Total Operating Costs	403,885	1,492,703

Income/(Loss) from Operations	(318,476)	(1,598,928)

Other Income/(Expense):
Loss on Extinguishment of Debt	(559,564)	(72,916)
Interest Expense	(747,611)	(2,360,109)
Change in Fair Value of Derivative	(6,324,518)	14,834,604
Loss on Acquisition of Batterfly Energy LTD	-	(6,223,500)
Total Other Income (Expense)	(7,631,693)	6,178,079
Income/(Loss) Before Income Taxes	(7,950,169)	4,579,151
Provision for Income Taxes	-	-
Net Income/(Loss)	$(7,950,169)	$4,579,151

Earnings/(Loss) Per Share: Basic and Diluted	(0.01)	0.05
Weighted Average Number of Common Shares Outstanding: Basic and Diluted	985,622,702	90,001,941

The accompanying notes are an integral part of these financial statements.

LIFE CLIPS, INC.

STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

	Preferred Stock		Common Stock		Common Stock To Be	Additional Paid-In	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Issued	Capital	Deficit	Deficit
Balances as of June 30, 2016	-	$-	53,332,620	$53,333	$-	$304,666	$(20,454,450)	$(20,096,451)
Issuance of Preferred Stock for Services	1,000,000	1,000	-	-	-	-	-	1,000
Shares Issued for Debt Conversions	-	-	141,650,914	141,651	13,482	855,787	-	1,010,920
Shares Issued for Batterfly Acquisition	-	-	10,000,000	10,000	-	5,081,000	-	5,091,000
Shares Issued for Ascenda Acquisition (Cancelled. Returned after 6/30/17)	-	-	10,000,000	10,000	(10,000)	-	-	-
Shares Issued for Services	-	-	500,000	500	-	265,500	-	266,000
Shares Cancelled	-	-	(27,617,226)	(27,617)	-	27,617	-	-
Stock Compensation	-	-	-	-	41,600	-	-	41,600
Reclassify to APIC	-	-	-	-	-	3,324,568	-	3,324,568
Net Income	-	-	-	-	-	-	4,579,151	4,579,151
Balances as of June 30, 2017	1,000,000	1,000	187,866,308	187,867	45,082	9,859,138	(15,875,299)	(5,782,212)
Shares Issued for Debt Conversions	-	-	1,068,965,029	1,068,964	-	(642,603)	-	426,361
Stock Compensation	-	-	3,000,000	3,000	44,400	2,400	-	49,800
Net Loss	-	-	-	-	-	-	(7,950,169)	(7,950,169)
Balances as of June 30, 2018	1,000,000	$1,000	1,259,831,337	$1,259,831	$89,482	$9,218,935	$(23,825,468)	$(13,256,220)

The accompanying notes are an integral part of these financial statements.

LIFE CLIPS, INC.

STATEMENTS OF CASH FLOWS

	June 30, 2018	June 30, 2017

Cash Flows From Operating Activities:
Net Income/(Loss)	$(7,950,169)	$4,579,151

Adjustments to Reconcile Net Income/(Loss) to Net Cash From Operating Activities:
Stock Compensation	49,800	307,600
Loss on Extinguishment of Debt	559,564	72,916
Changes in Fair Value of Derivative Liabilities	6,324,518	(14,834,604)
Amortization of Debt Discount	457,686	2,146,527
Loss on Batterfly Acquisition	-	6,223,500

Changes in Assets and Liabilities:
Accounts Receivable	3,064	(3,064)
Accounts Payable	156,760	199,239
Accrued Expenses and Interest Payable	289,895	239,102
Deferred Revenue	(84,538)	84,538
Net Cash From Operating Activities	(193,420)	(985,095)

Cash Flows From Investing Activities:
Investment - Batterfly Energy Ltd	-	(892,500)
Net Cash From Investing Activities	-	(892,500)

Cash Flows From Financing Activities:
Repayment of Note Payable-Related Party	-	(10,000)
Proceeds From Convertible Notes Payables	110,000	1,510,034
Net Cash From Financing Activities	110,000	1,500,034

Net Change in Cash	(83,420)	(377,561)

Cash at Beginning of Period	91,672	469,233

Cash at End of Period	$8,252	$91,672

Supplemental Disclosures of Cash Flow information:
Cash Paid for:
Interest	$-	$-
Income Taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES

Value of common shares issued as settlement of debt	$426,361	$1,010,920

The accompanying notes are an integral part of these financial statements.

Life Clips, Inc.

Notes to Financial Statements June 30, 2018 and 2017

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

On July 11, 2016, the Company completed its acquisition (the “Acquisition”) of all of the outstanding equity securities of Batterfly Energy Ltd. (“Batterfly”), an Israel-based corporation that develops and distributes a single-use, cordless battery under the brand name Mobeego for use with cellular phones and other mobile devices. Batterfly is now a wholly owned subsidiary of the Company. The Acquisition was completed pursuant to a Stock Purchase Agreement, dated as of June 10, 2016 (the “Purchase Agreement”), among the Company, Batterfly and all of the shareholders of Batterfly, as amended.

The Company is currently open to and pursuing alternative business opportunities.

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

Cash and Cash equivalents – For financial statement presentation purposes, the Company considers all short-term investments with a maturity date of three months or less to be cash equivalents.

Income Tax – The Company accounts for income taxes under Accounting Standards Certifications (“ASC”) 740 “Income Taxes” (“ASC 740”). Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under ASC 740, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations.

Basic and Diluted Net Income (Loss) Per Share – The Company computes net income (loss) per share in accordance with ASC 260 “Earnings Per Share” (“ASC 260”). ASC 260 requires presentation of both basic and diluted earnings per share “EPS’ on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares of common stock outstanding during the period. If applicable, diluted earnings per share assume the conversion, exercise or issuance of all common stock instruments such as options, warrants and convertible securities, unless the effect is to reduce a loss or increase earnings per share. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive.

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

The carrying amounts of the Company’s financial assets and liabilities, such as cash, accounts receivable, accounts payable, accrued expenses and interest, deferred revenue, certain notes payable and notes payable – related party, approximate their fair values because of the short maturity of these instruments.

The Company accounts for its derivative liabilities, at fair value, on a recurring basis under level 3 (See Note 6).

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

Stock Based Compensation

ASC 718 “Compensation Stock Compensation” prescribes accounting and reporting standards for all stock-based compensation plans payments award to employees, including employee stock options, restricted stock, employee stock purchase plans and stock appreciation rights, which may be classified as either equity or liabilities. The Company should determine if a present obligation to settle the share-based payment transaction in cash or other assets exists. A present obligation to settle in cash or other assets exists if: (a) the option to settle by issuing equity instruments lacks commercial substance or (b) the present obligation is implied because of an entity’s past practices or stated policies. If a present obligation exists, the transaction should be recognized as a liability; otherwise, the transaction should be recognized as equity.

The Company accounts for stock-based compensation issued to nonemployees and consultants in accordance with the provisions of ASC 505-50 “Equity-Based Payments to Non-Employees”. Measurement of share-based payment transactions with nonemployees shall be based on the fair value of whichever is more reliably measurable: (a) the goods or services received; or (b) the equity instruments issued. The fair value of the share-based payment transaction should be determined at the earlier of performance commitment date or performance completion date.

Recognition of Revenues

The Company recognized revenue in accordance with Accounting Standards Update (“ASU”) No. 2014-09 “Revenue from Contracts with Customers”. The Company applies the following five steps in order to determine the appropriate amount of revenue recognized as it fulfills its obligations under each of its agreements:

●	identify the contract with a customer;
●	identify the performance obligations in the contract;
●	determine the transaction price;
●	allocate the transaction price to performance obligations in the contract; and
●	recognize revenue as the performance obligation is satisfied.

Reclassifications

Certain amounts in the 2017 financial statements have been reclassified to conform to the current period financial presentation. These reclassifications had no effect on the previously reported net income, cash flows or shareholders’ deficit.

Recently Issued Accounting Pronouncements

Financial Accounting Standards Board, or FASB, Accounting Standards Update, or ASU 2016-02 “Leases (Topic 842)”- In February 2016, the FASB issued ASU 2016-02, which will require lessees to recognize almost all leases on their balance sheet as a right-of-use asset and a lease liability. For income statement purposes, the FASB retained a dual model, requiring leases to be classified as either operating or finance. Classification will be based on criteria that are largely similar to those applied in current lease accounting, but without explicit bright lines. Lessor accounting is similar to the current model, but updated to align with certain changes to the lessee model and the new revenue recognition standard. This ASU is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company is currently evaluating the potential impact this standard will have on its financial statements and related disclosures.

FASB ASU 2015-17 “Income Taxes (Topic 740)” - In November 2015, the FASB issued ASU 2015-17, which simplifies the presentation of deferred tax assets and liabilities on the balance sheet. Previous GAAP required an entity to separate deferred income tax liabilities and assets into current and noncurrent amounts on the balance sheet. The amendment requires that deferred tax liabilities and assets be classified as noncurrent in a classified balance sheet. This ASU is effective for annual periods beginning after December 15, 2017, and interim periods within annual periods beginning after December 15, 2018. The Company has adopted ASU 2015-17 as of July 1, 2017. Adopting this standard did not have a material impact on the Company’s financial statements or financial statement disclosures.

FASB ASU 2015-11 “Inventory (Topic 330): Simplifying the Measurement of Inventory,” or ASU 2015-11 - In July 2015, the FASB issued ASU 2015-11, which requires an entity to measure in scope inventory at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The amendments apply to inventory that is measured using first-in, first-out (FIFO) or average cost. This ASU is effective for interim and annual reporting periods beginning after December 15, 2016, with the option to early adopt as of the beginning of an annual or interim period. The Company adopted ASU 2015-11 on July 1, 2017, the first day of the Company’s first quarter for the fiscal year ending June 30, 2018. Adoption of this standard did not have a material impact on the Company’s financial statements or financial statement disclosures.

FASB ASU 2014-09 “Revenue from Contracts with Customers (Topic 606),” or ASU 2014-09 - In May 2014, the FASB issued ASU 2014-09, which supersedes the revenue recognition requirements of Accounting Standards Codification, or ASC, Topic 605 “Revenue Recognition.” ASU 2014-09 requires revenue recognition to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new revenue recognition model requires identifying the contract, identifying the performance obligations, determining the transaction price, allocating the transaction price to performance obligations and recognizing the revenue upon satisfaction of the performance obligations. ASU 2014-09 also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and change in judgments, and assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-09 can be applied either retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying the update recognized at the date of the initial application along with additional disclosures. This ASU is effective for annual reporting periods beginning after December 15, 2017, with the option to adopt as early as December 15, 2016. The Company adopted the new revenue guidance effective July 1, 2017. There was no material impact to the Company’s financial statements or financial statement disclosures.

Subsequent Events – The Company follows the guidance in ASC 855 “Subsequent Events” for the disclosure of subsequent events. The Company will evaluate subsequent events through the date when the financial statements are issued. Pursuant to ASU 2010-09 of the FASB ASC, the Company as an SEC filer considers its financial statements issued when they are widely distributed to users, such as through filing them on EDGAR.

NOTE 3. UNCERTAINTY OF ABILITY TO CONTINUE AS A GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying financial statements, the Company has minimal revenues, net accumulated losses since inception and an accumulated deficit of $23,825,468. These factors raise doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on management funding operating costs. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 4. NOTES PAYABLE

At June 30, 2018 and 2017, the Company had two notes payable in the amount of $530,000, with the following terms:

1.	The Batterfly Acquisition Note required the Company to make two payments of $250,000 on October 6, 2017 and February 13, 2017. Upon failure to pay the payment due, the balance began to accrue at 11% interest per annum.
2.	On July 14, 2016, the Company issued a new promissory note to NUWA Group, LLC., from which the Company received $30,000 in gross proceeds, has a maturity date of October 14, 2016, and bears interest at 5% per annum. This promissory note does not have a conversion feature.

NOTE 5. CONVERTIBLE DEBT

Convertible Notes

Balance at June 30, 2018	Balance at June 30, 2017	Due Date	Interest Rate at June 30, 2018	Conversion Terms
$1,931,806	$1,564,526	Range from 10/01/2017 to 04/18/2018	Range from 3.85% to 22%	Conversion price equal to fifty percent (50%) of the lowest trading price during the twenty (20) trading day period prior to the date of conversion - $0.0001 at June 30, 2018, convertible into 19,318 million shares not including interest.
332,154	421,369	Range from 06/10/17 to 03/30/18	10%	Conversion price equal to seventy five percent (75%) of the lowest trading price during the five (5) trading day period prior to the date of conversion - $0.0003 at June 30, 2018, convertible into 1,107 million shares not including interest.
90,000	60,000	Range from 01/28/2018 to 05/01/2019	Range from 10% to 22%	Conversion price equal to fifty percent (50%) of the lowest trading price during the five (5) trading day period prior to the date of conversion - $0.0002 at June 30, 2018, convertible into 450 million shares not including interest.

$2,353,960	$2,045,895

The Company evaluated the convertible promissory notes under ASC 815 Derivatives and Hedging (“ASC 815”). ASC 815 generally requires the analysis of embedded terms and features that have characteristics of derivatives to be evaluated for bifurcation and separate accounting in instances where their economic risks and characteristics are not clearly and closely related to the risks of the host contract. The material embedded derivative consists of the embedded conversion feature. The conversion option bears risks of equity which were not clearly and closely related to the host debt agreement and required bifurcation. See Note 6 for further discussion.

Debt Discount

The Company recorded the debt discount to the extent of the gross proceeds raised and expensed immediately the remaining fair value of the derivative liability, as it exceeded the gross proceeds of the note.

The convertible notes had a debt discount of $60,219 and $407,905 as of June 30, 2018 and 2017, respectively.

Accumulated amortization of debt discount amounted to $457,686 and $2,146,527 for the years ended June 30, 2018 and 2017, respectively.

Future Commitments

At June 30, 2018 and 2017, the Company has outstanding convertible debt of $2,353,960 and 2,045,895, respectively, which is currently due.

NOTE 6 –DERIVATIVE FINANCIAL INSTRUMENTS

The Company’s convertible promissory notes and detachable warrants gave rise to derivative financial instruments. The notes embodied certain terms and conditions that were not clearly and closely related to the host debt agreement in terms of economic risks and characteristics. These terms and features consist of the embedded conversion option. Additionally, the detachable warrants contained terms and features that gave rise to derivative liability classification. As of June 30, 2018, the Company does not have enough authorized shares to settle all potential conversion and warrant transactions.

The following tables summarize the components of the Company’s derivative liabilities and linked common shares as of June 30, 2018 and 2017 and the amounts that were reflected in income related to derivatives for the period ended:

	June 30, 2018
The financings giving rise to derivative financial instruments	Indexed Shares* (in millions)	Fair Values
Embedded derivatives	24,432	$9,284,352
Derivative warrants	1	7
Total	24,433	$9,284,359

*including principal and interest

	June 30, 2017
The financings giving rise to derivative financial instruments	Indexed Shares* (in millions)	Fair Values
Embedded derivatives	1,526	$2,957,598
Derivative warrants	1	2,243
Total	1,527	$2,959,841

*including principal and interest

Current accounting principles that are provided in ASC 815 - Derivatives and Hedging require derivative financial instruments to be classified in liabilities and carried at fair value with changes recorded in income. The Company has selected the Binomial Lattice Model, which approximates the Monte Carlo Simulations, valuation technique to fair value the compound embedded derivative because it believes that this technique is reflective of all significant assumption types, and ranges of assumption inputs, that market participants would likely consider in transactions involving compound embedded derivatives. Such assumptions include, among other inputs, interest risk assumptions, credit risk assumptions and redemption behaviors in addition to traditional inputs for option models such as market trading volatility and risk-free rates. The Binomial Lattice Model technique is a level three valuation technique because it requires the development of significant internal assumptions in addition to observable market indicators.

Significant inputs and results arising from the Binomial Lattice Model process are as follows for the embedded derivatives that have been bifurcated from the convertible notes and classified in liabilities:

	June 30, 2018	June 30, 2017
Quoted market price on valuation date	$0.0005	$0.0024
Range of effective contractual conversion rates	$0.0001 - $0.0003	$0.0010 - $0.0018
Contractual term to maturity	0 – 0.83 Years	0.10 – 2.87 Years
Market volatility:
Volatility	210%	261%
Risk-free interest rate	2.15%	0.71%

The Company has selected the Black Scholes Merton valuation technique to fair value the detachable warrants because it believes that this technique is reflective of all significant assumption types, and ranges of assumption inputs, that market participants would likely consider in transactions involving compound embedded derivatives.

Significant inputs and results arising from the Black Scholes Merton process are as follows for the detachable warrants classified in liabilities:

	June 30, 2018	June 30, 2017
Quoted market price on valuation date	$0.0005	$0.0024
Contractual strike price	$0.40	$0.40
Contractual term to maturity	0.82 - 0.87 Years	1.82 – 1.87 Years
Market volatility:
Volatility	210%	261%
Risk-free interest rate	2.15%	0.71%

The following table reflects the issuances of compound embedded derivatives and detachable warrants and changes in fair value inputs and assumptions related to the compound embedded derivatives during the years ended June 30, 2018 and 2017.

	Year Ended June 30, 2018	Year Ended June 30, 2017
Balances at beginning of year	$2,959,841	$20,143,189
Issuances:
Embedded derivatives	443,639	2,553,938
Detachable warrants	-	-
Conversions:
Embedded derivatives	(210,272)	(3,324,568)
Detachable warrants	-	-
Changes in fair value inputs and assumptions reflected in income	6,091,151	(16,392,718)

Balances at end of year	$9,284,359	$2,959,841

NOTE 7. EQUITY

Authorized Capital

On April 4, 2017, the Company filed Articles of Restatement with the Wyoming Secretary of State authorizing 320,000,000 shares of common stock, par value $0.001 per share (the “Common Stock”) and 20,000,000 shares of Preferred Stock, par value $0.001 (the “Preferred Stock”). The Board may issue shares of Preferred Stock in one or more series and fix the rights, preferences and privileges thereof, including voting rights, terms of redemption, redemption prices, liquidation preferences, number of shares constituting any series or the designation of such series, without further vote or action by the stockholders.

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

Stock and Incentive Plan

On April 20, 2017, the Company adopted the Life Clips, Inc. 2017 Stock and Incentive Plan under which the Company may issue nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock grants and units, performance units and awards of cash. A maximum of 20,000,000 shares of common stock may be issued under the plan, representing in excess of 35% of the number of the Company’s currently outstanding shares. Awards under the plan will be made at the discretion of the Board of Directors, although no awards have been made to date. Accordingly, the Company cannot currently determine the amount of awards that will be made under the plan.

Warrants and Options

At June 30, 2018 and 2017, the Company had 975,000 warrants outstanding, with a strike price of $0.40. No warrants were granted, forfeited or expired during the years ended June 30, 2018 and 2017. The weighted average remaining lives of the warrants were 0.84 and 1.84 at June 30, 2018 and 2017, respectively.

NOTE 8. INCOME TAX PROVISION

Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due. Deferred taxes relate to differences between the basis of assets and liabilities for financial and income tax reporting which will be either taxable or deductible when the assets or liabilities are recovered or settled.

The Company accounts for income taxes in accordance with the provisions of ASC 740, Accounting for Uncertainty in Income Taxes. The Company accounts for income taxes using an asset and liability approach to calculate deferred income taxes. The asset and liability approach requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. A valuation allowance is provided to offset any net deferred tax assets for which management believes it is more likely than not that the net deferred asset will not be realized.

On December 22, 2017, the United States enacted the Tax Cuts and Jobs Act (the “Act”) resulting in significant modifications to existing law. The Company has completed the accounting for the effects of the Act during the year ended June 30, 2018. The Company’s financial statements for the year ended June 30, 2018 reflect certain effects of the Act, which includes a reduction in the corporate tax rate from 34% to 21% as well as other changes.

At June 30, 2018, the Company has a net operating loss carry-forward of $23,825,468 available to offset future taxable income expiring through 2035. Utilization of future net operating losses may be limited due to potential ownership changes under Section 382 of the Internal Revenue Code.

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on consideration of these items, management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a full valuation allowance as of June 30, 2018.

The effects of temporary differences that gave rise to significant portions of deferred tax assets at June 30, 2018 and 2017 are approximately as follows:

	June 30, 2018	June 30, 2017
Net Operating Loss Carryforward	$23,825,468	$15,875,299
Gross Deferred Tax Assets	5,003,348	5,397,602
Less Valuation Allowance	(5,003,348)	(5,397,602)
Total Deferred Tax Assets – Net	$-	$-

A reconciliation of income taxes computed at the statutory rate to the income tax amount recorded is as follows:

	Year ended June 30
	2018	2017
Income tax expense (benefit) at statutory rate	$(1,669,535)	$1,556,398
Tax Cuts and Job Act Impact	2,063,789	-
Decrease in valuation allowance	(394,254)	(1,556,398)
Income tax expense	-	-

The Company had no gross unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in future periods. It has not accrued any interest or penalties associated with income taxes. The Company files income tax returns in the United States federal jurisdiction. With few exceptions, it is no longer subject to U.S. federal, state or non-U.S. income tax authorities on tax returns filed before January 31, 2012. No tax returns are currently under examination by tax authorities.

NOTE 9. COMMITTMENTS AND CONTINGENCIES

From time to time, the Company may be a part to other legal proceedings. Management currently believes that the ultimate resolution of these matters, and after consideration of amount accrued, will not have a material adverse effect on consolidated results of operations, financial position, or cash flow.

NOTE 10. SUBSEQUENT EVENTS

The Company follows the guidance in Section 855-10-50 of the FASB ASC for the disclosure of subsequent events. The company will evaluate subsequent events through the date of the issuance of the financial statements.

On August 8, 2018, the Company entered into an 18% Convertible Promissory Note with Long Side Ventures LLC, an unaffiliated third party. The note was in a principal amount of $15,000, and is convertible at a price equal to fifty percent (50%) of the lowest trading price during the five-trading day period prior to the date of conversion. The note maturity date is August 8, 2019.

On September 24, 2018, the Company entered into an 18% Convertible Promissory Note with Long Side Ventures LLC, an unaffiliated third party. The note was in a principal amount of $5,000, and is convertible at a price equal to fifty percent (50%) of the lowest trading price during the five-trading day period prior to the date of conversion. The note maturity date is September 24, 2019.

On September 26, 2018, the Company entered into an 18% Convertible Promissory Note with Crest Ventures LLC, an unaffiliated third party. The note was in a principal amount of $5,000, and is convertible at a price equal to fifty percent (50%) of the lowest trading price during the five-trading day period prior to the date of conversion. The note maturity date is September 26, 2019.

On November 28, 2018, the Company entered into an 18% Convertible Promissory Note with Long Side Ventures LLC, an unaffiliated third party. The note was in a principal amount of $50,000, and is convertible at a price equal to fifty percent (50%) of the lowest trading price during the five-trading day period prior to the date of conversion. The note maturity date is November 28, 2019.

On January 11, 2017, the Company received a default notice related to a $500,000 promissory note (the “Batterfly Acquisition Note”) issued to the sellers of Batterfly Energy, Ltd. (“Batterfly”) as partial consideration for the Company’s July 11, 2017 acquisition of Batterfly. The Batterfly Acquisition Note required the Company to make a payment of $250,000 on October 6, 2017 and $250,000 on February 13, 2017. The default letter states that the Company failed to pay the $250,000 payment due on October 6, 2017, which began to accrue interest of 11% from October 6, 2017. In addition, the default notice states that the Company owes $20,000 in aggregate to two of the Batterfly shareholders related to consulting fees associated with the Batterfly acquisition. Finally, the default notice states that a payment of $250,000, as well as an additional payment of $20,000 must be paid by January 23, 2017. The Company filed a claim against the sellers of Batterfly with the London Court of International Arbitration (LCIA Arbitration No: 173692) and on September 7, 2017 the parties entered into a Stipulation for Stay of Arbitration in the matter as they seek to negotiate a settlement of their claim. The claim was settled during 2019 for which the Company agreed to issue 62,991,567 shares of common stock to the sellers of Batterfly. As of the date of this filing, the shares are still pending issuance.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On December 6, 2018, the Company engaged Accell Audit and Compliance, P.A. as their independent auditor. This was a change from our previous auditor, L&L CPAs, PA.

ITEM 9A. CONTROLS AND PROCEDURES.

Management’s annual report on internal control over financial reporting

Our management, including our principal executive officer and principal financial officer, is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our internal control over financial reporting as of June 30, 2018. Our management’s evaluation of our internal control over financial reporting was based on the framework in Internal Control-Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that as of June 30, 2018, our internal control over financial reporting was not effective.

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

Changes in Internal Control Over Financial Reporting.

We have made no change in our internal control over financial reporting during the fourth quarter of our fiscal year ended June 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Set forth below are the names of the directors and officers of the Company, all positions and offices with the Company held, the period during which he has served as such, and the business experience during at least the last five years:

Name and Address	Age	Date Appointed to Office	Position(s)
Victoria Rudman	51	January 16, 2017	Director and Chief Financial Officer
		April 3, 2018	Interim Chief Executive Officer
William Singer	47	March 1, 2017	Director, EVP Sales and Marketing
Dr. Charles Adelson	41	August 29, 2017	Director

The above listed officers and directors are not involved, and have not been involved in the past five years, in any legal proceedings that are material to an evaluation of their ability or integrity.

DESCRIPTION

Background Information about Our Officers and Directors

Victoria Rudman – Director, Chief Financial Officer and Interim Chief Executive Officer

Ms. Victoria Rudman has been the Company’s Chief Financial Officer, Secretary, Treasure and a Director since January 16, 2017, Secretary and since April 3, 2018 its Interim Chief Executive Officer. Ms. Rudman has over 20 years of professional experience in multiple aspects of leadership, operations, accounting, finance, taxation and fiscal management.

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

Pursuant to the Agreement, the Company will pay Ms. Rudman a salary of $150,000 annually, payable on a monthly basis. The Company is currently unable to pay this Base Salary. Therefore, the Company and the Executive have agreed to an initial payment of $8,000 per month towards the Base Salary. The Base Salary shall then accrue until the Company has raised $100,000 or more for working capital, collectively, since the Effective Date and, at such time, the accrued Base Salary shall be paid in full and regular payments of the Base Salary going forward will commence.

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

In 2012, Mr. Singer was President of Tru Connect LLC, a national provider of wireless voice, messaging, and data services. Mr. Singer’s sole position in the prior 5 years, other than with True Connect LLC (or with the Company), has been as the Managing Member of Summerland Advisors, LLC, a registered investment advisor in California, from 2012 to the present. He became involved with the Company in October 2015 as an advisor, and served as the Company’s vice president of sales from April 2017 through January 2017.

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

Dr. Charles Adelson – Director

Dr. Charles Adelson graduated from the University of Central Florida in Orlando, where he received a B.S. in Micro and Molecular Biology. Dr. Charles Adelson went on to receive his Doctor of Medical Dentistry at Nova Southeastern University’s School of Dental Medicine. He continued his studies there after completing a three-year postdoctoral surgical residency with extensive training in implant placement, periodontal s surgery, and regenerative bone therapy. Dr. Charles Adelson has participated in several medical missions sponsored by the Women of Hope. He traveled to both the inner cities and the rural areas of Jamaica, providing dental care to orphan children. In addition to dentistry and philanthropy Dr. Adelson is as well an experienced businessman owning several commercial properties throughout South Florida.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 (the “34 Act”) requires our officers and directors and persons owning more than ten percent of the Common Stock, to file initial reports of ownership and changes in ownership with the Securities and Exchange Commission (“SEC”). Additionally, Item 405 of Regulation S-K under the 34 Act requires us to identify in its Form 10-K and proxy statement those individuals for whom one of the above referenced reports was not filed on a timely basis during the most recent year or prior years. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons we believe that during year ended June 30, 2017, all filing requirements applicable to our executive officers and directors, and persons who own more than 10% of our common stock were complied with except Ms. Rudman, Mr. Singer and Dr. Adelson failed to file a Form 3 or Form 4 as required under the 34 Act.

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

We currently do not have nominating or compensation committees or committees performing similar functions, nor do we have a written nominating or compensation committee charter. Our board of directors does not believe that it is necessary to have such committees because it believes that the functions of such committees can be adequately performed by our board of directors.

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

Options/SAR Grants and Fiscal Year End Option Exercises and Values

On April 20, 2017, the Company approved the Life Clips, Inc. 2017 Stock and Incentive Plan (“the Plan”). The Plan provides for the granting of nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock grants and units, performance units and awards, and cash. The Plan allows for an issuance of a maximum of 20,000,000 shares of common stock, with awards made at the discretion of the board of directors. No awards have been made to date. The current management does not have any plans to issue stock options in the future to executive officers and directors.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth information concerning the compensation of our named executive officers during Fiscal 2018 and 2017:

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards	Non-Equity Incentive Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Totals ($)

Huey Long, Former CEO(1)(2)	2017	$300,000	—	—	3,750,000	—	—	$300,000	$150,000

Victoria Rudman, CFO and Interim CEO (2)(3)	2017	$150,000	—	—	7,500,000	—	—	—	$150,000

Victoria Rudman, CFO and Interim CEO	2018	$150,000	—	—	—	—	—	—	$150,000

(1) The compensation for Mr. Long and Ms. Rudman is being accrued until the Company has sufficient funds to pay for their services.

(2) Resigned as CEO and a Director on November 24, 2017.

(3) Victoria Rudman was granted 7,500,000 shares of common stock on June 30, 2017; of which 1,875,000 shares will vest on December 30, 2017 and 1,875,000 shares will vest on June 30, 2018.

The compensation for Ms. Rudman is being accrued until the Company has sufficient funds to pay for their services.

Victoria Rudman was granted 7,500,000 shares of restricted common stock on June 30, 2017; of which 1,875,000 shares vested on December 30, 2017, 1,875,000 shares vested on June 30, 2018 and thereafter 625,000 shares of the Common Stock will vest each month thereafter.

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

Long-Term Incentive Plan (“LTIP”) Awards. There have been no awards made to named executive officers in the last completed fiscal year under any LTIP.

Compensation of Directors

Directors are permitted to receive fixed fees and other compensation for their services as directors. The Board of Directors has the authority to fix the compensation of directors. No amounts have been paid to, or accrued to, our sole director in such capacity.

Stuart Posner, Wayne Thomas, and Charles Adelson were appointed as directors on August 29, 2017. Each of Mr. Posner, Mr. Thomas and Mr. Adelson shall receive a total of 1,000,000 stock options, with 250,000 of the options vesting as of August 29, 2017, and the remaining 750,000 options vesting equally over each subsequent 90-day period for three consecutive 90-day periods.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following sets forth the number of shares of our $0.001 par value common stock beneficially owned by (i) each person who, as of June 30, 2018, was known by us to own beneficially more than five percent (5%) of its common stock; (ii) our individual Directors and (iii) our Officers and Directors as a group. A total of 1,259,831,337 common shares were issued and outstanding as of June 30, 2018.

Name and Address of Beneficial Owner(1)	Common Stock Beneficial Ownership	Percent of Class(2)	Outstanding Series A Preferred Stock	Percent of Class
Named Executive Officers and Directors:
Victoria Rudman (4)	3,750,000	0.30%	1,000,000	100.00%
William Singer (5)	3,750,000	0.30%
Dr. Charles Adelson (6)	1,000,000	0.08%
All executive officers and directors as a group (five people)	8,500,000	0.67%	1,000,000	100.00%

Other 5% Stockholders	None

Only included above are shares issued and vested through June 30, 2018.

(1) All ownership is beneficial and of record, unless indicated otherwise.

(2) The Beneficial owner has sole voting and investment power with respect to the shares shown

(3) Each share of Series A Preferred Stock entitles the holder to 400 votes on all matters submitted to a vote of the Company’s stockholders.

(4) Victoria Rudman was granted 7,500,000 shares of restricted common stock on June 30, 2017; of which 1,875,000 shares vested on December 30, 2017, 1,875,000 shares vested on June 30, 2018 and thereafter 625,000 shares of the Common Stock vesting each month thereafter.

(5) William Singer was re-issued 3,000,000 shares on July 28, 2017 for prior year services. He was also granted 6,000,000 on August 31, 2017; of which 1,500,000 shares vested on August 31, 2017 and 1,500,000 shares vested on March 1, 2018 and thereafter 250,000 shares of the Common Stock vesting each month thereafter.

(6) Dr. Charles Adelson was appointed as a director on August 29, 2017. Mr. Adelson was awarded a total of 1,000,000 stock options, with 250,000 of the options vested August 29, 2017, and the remaining 250,000 options vesting equally over each subsequent 90-day period for three consecutive 90-day periods, as follows:

August 29, 2017	250,000
November 27, 2017	250,000
February 25, 2018	250,000
May 26, 2018	250,000
Total	1,000,000

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Except for compensation arrangements discussed elsewhere in this Annual Report on Form 10-K below, since July 1, 2018, there have been no transactions, or currently proposed transactions, in which we were or are to be a participant and the amount involved exceeds the lesser of $120,000 or 1% of the average of our total assets at year-end for the last two completed fiscal years, and in which any of the following persons had or will have a direct or indirect material interest:

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

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our independent auditor, Accell Audit and Compliance, P.A. billed an aggregate of $10,000 for the year ended June 30, 2018 for professional services rendered for the audit of the Company’s annual financial statements. Our previous auditor, L&L CPAs PA billed an aggregate of $13,500 in connection with all the quarterly filings for the year ended June 30, 2018.

Our independent auditor, L&L CPAs, PA billed an aggregate of $20,000 for the year ended June 30, 2017 and for professional services rendered for the audit of the Company’s annual financial statements and review of the financial statements included in our quarterly reports.

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

+ Management contract or compensatory plan

SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 12.

Life Clips, Inc.

By:	/s/ Victoria Rudman
Victoria Rudman, Interim Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacity and on the date indicated.

Signature	Title	Date

/s/ Victoria Rudman		February 12, 2020
Victoria Rudman	Interim Chief Executive Officer, Chief Financial Officer and Director (Principal Executive Officer and Principal Financial and Accounting Officer)

/s/ William Singer		February 12, 2020
William Singer	Director

-22-