Form 10-Q
period 2018-09-30
Life Clips, Inc.
filed 2020-08-21
CIK 1604930

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] Quarterly report pursuant section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2018

[  ] Transition report pursuant section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ________________ to ________________

Commission file number 000-55697

Life Clips, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Wyoming	3861	46-2378100
(State or Other Jurisdiction of Incorporation or Organization)	(Primary Standard Industrial Classification Code Number)	(I.R.S. Employer Identification No.)

18851 NE 29th Ave. Suite 700 PMB# 348
Aventura, FL	33180
(Address of principal executive offices)	(zip code)

Registrant’s telephone number including area code: (800) 292-8991

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Ticker symbol(s)	Name of each exchange on which registered

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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]
Emerging growth company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 19, 2020
Common Stock, $0.001 par value per share	1,259,831,337

Indicate by check mark whether the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act and Section 13(a) of the Exchange Act. ___

LIFE CLIPS, INC.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2018

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Life Clips, Inc.

Consolidated Balance Sheets

	September 30, 2018	June 30, 2018
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash	$8,594	$8,252
Total Assets	$8,594	$8,252

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current Liabilities
Accounts Payable	$510,793	$514,986
Accrued Expenses and Interest Payable	826,856	641,386
Convertible Note Payable	25,000	-
Convertible Note Payable - In Default (net of discount of $67,465 and $60,219, respectively)	2,286,495	2,293,741
Notes Payable - In Default	530,000	530,000
Derivative Liability - Convertible Notes Payable	4,436,313	9,284,359
Total Current Liabilities	8,615,457	13,264,472

Commitments and Contingencies (Note 8)

Shareholders’ Deficit
Preferred Stock, ($0.001 par value; 20,000,000 shares authorized, 1,000,000 Series A shares were issued and outstanding)	1,000	1,000
Common Stock, ($0.001 par value; 5,000,000,000 shares authorized, 1,259,831,337 shares issued and outstanding)	1,259,831	1,259,831
Common Stock to be Issued	89,482	89,482
Additional Paid in Capital	9,218,935	9,218,935
Accumulated Deficit	(19,176,111)	(23,825,468)
Total Shareholders’ Deficit	(8,606,863)	(13,256,220)

Total Liabilities and Shareholders’ Deficit	$8,594	$8,252

The accompanying notes are an integral part of these consolidated financial statements.

Life Clips, Inc.
Consolidated Statements of Operations

For the Three Months ended September 31, 2018 and 2017

(Unaudited)

	For the three month	For the three month
	period ended	period ended
	September 30, 2018	September 30, 2017
Revenues
Revenues	$-	$28
Cost of Goods Sold	-	-
Gross Profit	-	28

Operating Costs:
Licensing Fees	-	(62,500)
Finance Costs	270	-
Professional Fees	17,030	165,944
Stock Compensation	-	5,400
Management and Director Fees	75,000	-
Marketing Expense	-	2,495
Software Fees and Support	347	213
Travel, Meals and Entertainment	-	2,690
Other General and Administrative Expenses	2,712	79,360
Total Operating Costs	95,359	193,602

Income/(Loss) from Operations	(95,359)	(193,574)

Other Income/(Expense):
Loss on Extinguishment of Debt	(37,780)	(655,135)
Interest Expense	(90,550)	(69,737)
Change in Fair Value of Derivative	4,873,046	(752,126)
Total Other Income (Expense)	4,744,716	(1,476,998)
Income/(Loss) Before Income Taxes	4,649,357	(1,670,572)
Provision for Income Taxes	-	-
Net Income/(Loss)	$4,649,357	$(1,670,572)

Earnings/(Loss) Per Share: Basic and Diluted	**	**
Weighted Average Number of Common Shares Outstanding: Basic and Diluted	1,259,831,337	373,642,075

**Less than $0.01

The accompanying notes are an integral part of these consolidated financial statements.

LIFE CLIPS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT (UNAUDITED)
For the three months ending September 30, 2018 and 2017

	Preferred Stock		Common Stock		Common Stock To be	Additional Paid-In	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Issued	Capital	Deficit	Deficit
Balances as of June 30, 2018	1,000,000	$1,000	1,259,831,337	$1,259,831	$89,482	$9,218,935	$(23,825,468)	$(13,256,220)
Net Income	-	-	-	-	-	-	4,649,357	4,649,357
Balances as of September 30, 2018	1,000,000	$1,000	1,259,831,337	$1,259,831	$89,482	$9,218,935	$(19,176,111)	$(8,606,863)

	Preferred Stock		Common Stock		Common Stock To be	Additional Paid-In	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Issued	Capital	Deficit	Deficit
Balances as of June 30, 2017	1,000,000	$1,000	187,866,308	$187,867	$45,082	$9,859,138	$(15,875,299)	$(5,782,212)
Shares issued for conversions and true-ups	-	-	492,156,604	492,157	-	(177,934)	-	314,223
Shares issued for services	-	-	3,000,000	3,000	-	2,400	-	5,400
Net Loss	-	-	-	-	-	-	(1,670,572)	(1,670,572)
Balances as of September 30, 2017	1,000,000	$1,000	683,022,912	$683,024	$45,082	$9,683,604	$(17,545,871)	$(7,133,161)

The accompanying notes are an integral part of these consolidated financial statements.

Life Clips, Inc.
Consolidated Statements of Cash Flows
For the Three Months Ended
(Unaudited)

	September 30, 2018	September 30, 2017
Cash Flows From Operating Activities:
Net Income/(Loss)	$4,649,357	$(1,670,572)

Adjustments to Reconcile Net Income/(Loss) to Net Cash From Operating Activities:
Stock Compensation	-	5,400
Changes in Fair Value of Derivative Liabilities	(4,873,046)	752,126
Amortization of Debt Discount	17,754	565,489
Changes in Assets and Liabilities:
Accounts Receivable	-	3,064
Accounts Payable	(4,193)	79,606
Accrued Expenses and Interest Payable	185,470	132,882
Net Cash From Operating Activities	(24,658)	(132,005)

Cash Flows From Financing Activities:
Repayment of Note Payable-Related Party	-	26,500
Proceeds From Convertible Notes Payables	25,000	30,000
Net Cash From Financing Activities	25,000	56,500

Net Change in Cash	342	(75,505)

Cash at Beginning of Period	8,252	91,672

Cash at End of Period	$8,594	$16,167

Supplemental Disclosures of Cash Flow Information:
Cash Paid for:
Interest	$-	$-
Income Taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES

Value of common shares issued as settlement of debt	$-	$244,602
Value of common shares issued as payment for services	-	5,400

The accompanying notes are an integral part of these consolidated financial statements.

Life Clips, Inc.

Footnotes to Consolidated Financial Statements

September 30, 2018

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Consolidation – The consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The Company consolidates the financial statements of its wholly-owned subsidiaries and all intercompany transactions and account balances have been eliminated in consolidation.

Interim Disclosures – These unaudited consolidated financial statements should be read with the Company’s audited financial statements and footnotes included in the Company’s Report on Form 10-K for the year ended June 30, 2018, filed with the Securities and Exchange Commission (“the Commission”) on February 12, 2020. The results of operations for the three month period ended September 30, 2018 are not necessarily indicative of the results that may be expected for the entire year ending June 30, 2019 or for any future period.

Use of Estimates – The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

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

Basic and Diluted Net Income (Loss) Per Share – The Company computes net income (loss) per share in accordance with ASC 260 “Earnings Per Share” (“ASC 260”). ASC 260 requires presentation of both basic and diluted earnings per share “EPS” on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares of common stock outstanding during the period. If applicable, diluted earnings per share assume the conversion, exercise or issuance of all common stock instruments such as options, warrants and convertible securities, unless the effect is to reduce a loss or increase earnings per share. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive.

Fair Value of Financial Instruments – The Company measures assets and liabilities at fair value based on an expected exit price as defined by the authoritative guidance on fair value measurements, which represents the amount that would be received on the sale of an asset or paid to transfer a liability, as the case may be, in an orderly transaction between market participants. As such, fair value may be based on assumptions that market participants would use in pricing an asset or liability. The authoritative guidance on fair value measurements establishes a consistent framework for measuring fair value on either a recurring or nonrecurring basis whereby inputs, used in valuation techniques, are assigned a hierarchical level.

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

The carrying amounts of the Company’s financial assets and liabilities, such as cash, accounts receivable, accounts payable, accrued expenses and interest, certain notes payable and notes payable – related party, approximate their fair values because of the short maturity of these instruments.

The Company accounts for its derivative liabilities, at fair value, on a recurring basis under level 3 (See Note 6).

Embedded Conversion Features – The Company evaluates embedded conversion features within convertible debt under ASC 815 “Derivatives and Hedging” to determine whether the embedded conversion feature(s) should be bifurcated from the host instrument and accounted for as a derivative at fair value with changes in fair value recorded in earnings. If the conversion feature does not require derivative treatment under ASC 815, the instrument is evaluated under ASC 470-20 “Debt with Conversion and Other Options” for consideration of any beneficial conversion feature.

Derivative Financial Instruments – The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of its financial instruments, including stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported as charges or credits to income.

For option-based simple derivative financial instruments, the Company uses the Black-Scholes option-pricing model to value the derivative instruments at inception and subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.

Debt Issue Costs and Debt Discount – The Company may record debt issue costs and/or debt discounts in connection with raising funds through the issuance of debt. These costs may be paid in the form of cash, or equity (such as warrants). These costs are amortized to interest expense over the life of the debt. If a conversion of the underlying debt occurs, a proportionate share of the unamortized amounts is immediately expensed.

Stock Based Compensation – ASC 718 “Compensation - Stock Compensation” prescribes accounting and reporting standards for all stock-based compensation plan payments awarded to employees, including employee stock options, restricted stock, employee stock purchase plans and stock appreciation rights, which may be classified as either equity or liabilities. The Company should determine if a present obligation to settle the share-based payment transaction in cash or other assets exists. A present obligation to settle in cash or other assets exists if: (a) the option to settle by issuing equity instruments lacks commercial substance or (b) the present obligation is implied because of an entity’s past practices or stated policies. If a present obligation exists, the transaction should be recognized as a liability; otherwise, the transaction should be recognized as equity.

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

Recognition of Revenues – The Company recognizes revenue in accordance with Accounting Standards Update (“ASU”) No. 2014-09 “Revenue from Contracts with Customers”. The Company recognizes as revenues the amount of the transaction price that is allocated to the respective performance obligations when the performance obligation is satisfied, or as it is satisfied. The Company primarily sells disposable and recyclable cell phone batteries. The Company’s performance obligation is satisfied when the goods have been delivered, which is at a point in time. The Company applies the following five steps in order to determine the appropriate amount of revenue recognized as it fulfills its obligations under each of its agreements:

●	identify the contract with a customer;
●	identify the performance obligations in the contract;
●	determine the transaction price;
●	allocate the transaction price to performance obligations in the contract; and
●	recognize revenue as the performance obligation is satisfied.

Recently Issued Accounting Pronouncements – Financial Accounting Standards Board (“FASB”) ASU 2016-02 “Leases (Topic 842)”- In February 2016, the FASB issued ASU 2016-02, which will require lessees to recognize almost all leases on their balance sheet as a right-of-use asset and a lease liability. For income statement purposes, the FASB retained a dual model, requiring leases to be classified as either operating or finance. Classification will be based on criteria that are largely similar to those applied in current lease accounting, but without explicit bright lines. Lessor accounting is similar to the current model, but updated to align with certain changes to the lessee model and the new revenue recognition standard. This ASU is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company is currently evaluating the potential impact this standard will have on its consolidated financial statements and related disclosures.

FASB ASU 2015-17 “Income Taxes (Topic 740)” - In November 2015, the FASB issued ASU 2015-17, which simplifies the presentation of deferred tax assets and liabilities on the balance sheet. Previous GAAP required an entity to separate deferred income tax liabilities and assets into current and noncurrent amounts on the balance sheet. The amendment requires that deferred tax liabilities and assets be classified as noncurrent in a classified balance sheet. This ASU is effective for annual periods beginning after December 15, 2017, and interim periods within annual periods beginning after December 15, 2018. The Company has adopted ASU 2015-17 as of July 1, 2017. Adopting this standard did not have a material impact on the Company’s consolidated financial statements or financial statement disclosures.

FASB ASU 2014-09 “Revenue from Contracts with Customers (Topic 606),” or ASU 2014-09 - In May 2014, the FASB issued ASU 2014-09, which supersedes the revenue recognition requirements of ASC Topic 605 “Revenue Recognition.” ASU 2014-09 requires revenue recognition to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new revenue recognition model requires identifying the contract, identifying the performance obligations, determining the transaction price, allocating the transaction price to performance obligations and recognizing the revenue upon satisfaction of the performance obligations. ASU 2014-09 also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and change in judgments, and assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-09 can be applied either retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying the update recognized at the date of the initial application along with additional disclosures. This ASU is effective for annual reporting periods beginning after December 15, 2017, with the option to adopt as early as December 15, 2016. The Company adopted the new revenue guidance effective July 1, 2017. There was no material impact to the Company’s consolidated financial statements or financial statement disclosures.

Subsequent Events – The Company follows the guidance in ASC 855 “Subsequent Events” for the disclosure of subsequent events. The Company will evaluate subsequent events through the date when the financial statements are issued. Pursuant to ASU 2010-09 of the FASB ASC, the Company, as an SEC filer considers its financial statements issued when they are widely distributed to users, such as through filing them on EDGAR.

NOTE 3. UNCERTAINTY OF ABILITY TO CONTINUE AS A GOING CONCERN

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying consolidated financial statements, the Company has minimal revenues, net accumulated losses since inception and an accumulated deficit of $19,176,111. These factors raise doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on management funding operating costs. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 4. NOTES PAYABLE

At September 30, 2018 and June 30, 2018, the Company had two notes payable in the amount of $530,000, with the following terms:

1.	The Batterfly Acquisition Note required the Company to make two payments of $250,000 on October 6, 2017 and February 13, 2017. Upon failure to pay the payment due, the balance began to accrue interest at 11% per annum.
2.	On July 14, 2016, the Company issued a new promissory note to NUWA Group, LLC., from which the Company received $30,000 in gross proceeds, has a maturity date of October 14, 2016, and bears interest at 5% per annum. This promissory note does not have a conversion feature.

NOTE 5. CONVERTIBLE DEBT

Convertible Notes

Balance at September 30, 2018	Balance at June 30, 2018	Due Date	Interest Rate	Conversion Terms
$1,931,806	$1,931,806	Range from 10/01/2017 to 04/18/2018	Range from 3.85% to 22%	Conversion price equal to fifty percent (50%) of the lowest trading price during the twenty (20) trading day period prior to the date of conversion - $0.0001 at June 30, 2018, convertible into 19,318 million shares not including interest.
332,154	332,154	Range from 06/10/17 to 03/30/18	10%	Conversion price equal to seventy five percent (75%) of the lowest trading price during the five (5) trading day period prior to the date of conversion - $0.0003 at June 30, 2018, convertible into 1,107 million shares not including interest.
90,000	90,000	Range from 01/28/2018 to 05/01/2019	Range from 10% to 22%	Conversion price equal to fifty percent (50%) of the lowest trading price during the five (5) trading day period prior to the date of conversion - $0.0002 at June 30, 2018, convertible into 450 million shares not including interest.
25,000	-	09/26/2019	18%	Conversion price equal to fifty percent (50%) of the lowest trading price during the five (5) trading day period prior to the date of conversion

$2,378,960	$2,353,960

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

Future Commitments

At September 30, 2018 the Company has outstanding convertible debt of $2,378,960, which is due within the next 12 months.

NOTE 6 –DERIVATIVE FINANCIAL INSTRUMENTS

The Company’s convertible promissory notes and detachable warrants gave rise to derivative financial instruments. The notes embodied certain terms and conditions that were not clearly and closely related to the host debt agreement in terms of economic risks and characteristics. These terms and features consist of the embedded conversion option. Additionally, the detachable warrants contained terms and features that gave rise to derivative liability classification. As of September 30, 2018, the Company does not have enough authorized shares to settle all potential conversion and warrant transactions.

The following tables summarize the components of the Company’s derivative liabilities and linked common shares as of September 30, 2018 and June 30, 2018 and the amounts that were reflected in income related to derivatives for the period ended:

	September 30, 2018
The financings giving rise to derivative financial instruments	Indexed Shares* (in millions)	Fair Values
Embedded derivatives	14,755	$4,436,311
Derivative warrants	1	2
Total	14,756	$4,436,313

*including principal and interest

	June 30, 2018
The financings giving rise to derivative financial instruments	Indexed Shares* (in millions)	Fair Values
Embedded derivatives	24,432	$9,284,352
Derivative warrants	1	7
Total	24,433	$9,284,359

*including principal and interest

The following table summarizes the effects on the Company’s gain (loss) associated with changes in the fair values of the derivative financial instruments by type of financing for the three months ended September 30, 2018 and 2017:

The financings giving rise to derivative financial instruments and the gain (loss) effects:

	For the Three Months Ended
	September 30, 2018	September 30, 2017
Embedded derivatives	$4,873,046	$(754,369)
Derivative warrants	0	2,243
Total	$4,873,046	$(752,126)

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

Significant inputs and results arising from the Monte Carlo Simulation process are as follows for the embedded derivatives that have been bifurcated from the convertible notes and classified in liabilities:

	September 30, 2018	June 30, 2018
Quoted market price on valuation date	$0.0005	$0.0005
Range of effective contractual conversion rates	$0.0002 - $0.00034	$0.0001 - $0.0003
Contractual term to maturity	0.13 – 0.99 Years	0 – 0.83 Years
Market volatility:
Volatility	241%	210%
Risk-adjusted interest rate	2.40%	2.15%

The Company has selected the Black Scholes Merton valuation technique to fair value the detachable warrants because it believes that this technique is reflective of all significant assumption types, and ranges of assumption inputs, that market participants would likely consider in transactions involving compound embedded derivatives.

Significant inputs and results arising from the Black Scholes Merton process are as follows for the detachable warrants classified in liabilities:

	September 30, 2018	June 30, 2018
Quoted market price on valuation date	$0.0005	$0.0005
Contractual strike price	$0.40	$0.40
Contractual term to maturity	0.58 - 0.62 Years	0.82 - 0.87 Years
Market volatility:
Volatility	259%	210%
Risk-free interest rate	2.35%	2.15%

The following table reflects the issuances of compound embedded derivatives and detachable warrants and changes in fair value inputs and assumptions related to the embedded derivatives and detachable warrants during the three months ended September 30, 2018 and 2017.

	Three Months Ended	Three Months Ended
	September 30, 2018	September 30, 2017
Balances at beginning of period	$9,284,359	$2,959,841
Issuances:
Embedded derivatives	40,931	178,130
Detachable warrants	-	-
Conversions:
Embedded derivatives	-	(239,619)
Detachable warrants	-	-
Changes in fair value inputs and assumptions reflected in income	(4,888,977)	730,707

Balances at end of year	$4,436,313	$3,629,059

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

Preferred Stock

Effective as of May 19, 2017, the Company amended its Articles of Incorporation to designate 1,000,000 shares of preferred stock as Series A Preferred Stock, with a par value of $0.001 per share (the “Series A Stock”). Each share of Series A Stock ranks, with respect to dividend rights and rights upon liquidation, winding up or dissolution of the Company, the same as the common stock of the Company, par value $0.001 per share (the “Common Stock”) and is not entitled to any specific dividends or other distributions, other than those declared by the Board of Directors. Each share of Series A Stock has 100 votes on any matter submitted to the shareholders of the Company, and the Series A Stock votes together with the holders of the outstanding shares of all other capital stock of the Company (including the Common Stock and any other series of preferred stock then outstanding), and not as a separate class, series or voting group on any such matter. The Series A Preferred Stock is not transferrable by the holder and may be redeemed by the Company at any time for the par value. In the event that the holder of Series A Preferred Stock who is an employee or officer of the Company leaves their position as an employee or officer of the Company for any reason, the Series A Preferred Stock held by that holder will be automatically cancelled and will revert to being authorized and unissued shares of Series A Preferred Stock. The Series A Stock is not convertible into any other class of shares of the Company.

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

Warrants and Options

At September 30, 2018 and June 30, 2018, the Company had 975,000 warrants outstanding, with a strike price of $0.40. No warrants were granted, forfeited or expired during the three months ended September 30, 2018 and 2017. The weighted average remaining lives of the warrants were 0.59 and 0.84 at September 30, 2018 and June 30, 2018, respectively.

NOTE 8. COMMITTMENTS AND CONTINGENCIES

From time to time, the Company may be a party to other legal proceedings. Management currently believes that the ultimate resolution of these matters will not have a material adverse effect on consolidated results of operations, financial position, or cash flow.

NOTE 9. SUBSEQUENT EVENTS

On November 28, 2018, the Company entered into an 18% Convertible Promissory Note with Long Side Ventures LLC, an unaffiliated third party. The note was in a principal amount of $50,000 and is convertible at a price equal to fifty percent (50%) of the lowest trading price during the five-trading day period prior to the date of conversion. The note maturity date is November 28, 2019.

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

On June 2, 2020, the Board of Directors, agreed to issue 5,260,000,000 common stock shares in lieu of unpaid management and director salaries of the accrued amounts from July 1, 2018 through and including March 31, 2020. As of the date of this filing, the shares are still pending issuance.

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

When used in this discussion, words such as “believes”, “anticipates”, “expects”, “intends” and similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. We undertake no obligation to revise any forward-looking statements in order to reflect events or circumstances that may subsequently arise. Readers are urged to carefully review and consider the various disclosures made by us in this report and other reports filed with the Securities and Exchange Commission that attempt to advise interested parties of the risks and factors that may affect our business.

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

Recent Developments

None

Significant Accounting Policies

Please see Note 2 to the Company’s unaudited consolidated financial statements as of and for the three months ended September 30, 2018 included in this Quarterly Report for a discussion of the Company’s significant accounting policies.

Results of Operations for the Three Months Ended September 30, 2018 and 2017

For the three months ended September 30, 2018 and 2017, we had gross profit of $0 and $28 respectively.

Total operating expenses were $95,359 compared with $193,602 for the three months ended September 30, 2018 and 2017, respectively. The decrease is directly related to lower professional fees and other G&A expenses.

Other Income (Expense) was $4,744,716 when compared with $(1,476,998) for the three months ended September 30, 2018 and 2017, respectively. This change is primarily due to a change in fair value of derivatives.

Net income for the three months ended September 30, 2018 was $4,649,357 as compared to net loss of $1,670,572 for the three months ended September 30, 2017.

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

Liquidity and Capital Resources

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. As of September 30, 2018 the Company had cash on hand of $8,594, total assets of $8,594, total liabilities of $8,615,457 and total shareholder’s deficit of $8,606,863.

The Company’s cash was generated from a series of convertible notes issued to non-related third parties. The Company plans to raise additional working capital via additional notes or equity sales to ensure that it will have enough cash to fund its primary operation for the next twelve (12) months.

The Company has no agreements in place with its shareholders, officer and director or with any third parties to fund operations beyond the end of the Company’s September 30, 2018 period ended. The Company has not negotiated nor has available to it any other third party sources of liquidity.

Cash flows from operating activities for the three month periods ended September 30, 2018 and 2017 were $24,658 and $132,005, respectively. The change was primarily due to net income being offset by changes in fair value of derivative liabilities.

Cash flows from financing activities totaled $25,000 and $56,500 for the three month periods ended September 30, 2018 and 2017, respectively. The $25,000 were proceeds from convertible notes payable.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our chief executive officer and chief financial officer are responsible for establishing and maintaining our disclosure controls and procedures. Disclosure controls and procedures means controls and other procedures that are designed to ensure that information we are required to disclose in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that information required to be disclosed by us in those reports is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our chief executive officer and chief financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of September 30, 2018. Based on that evaluation, our chief executive officer and chief financial officer have concluded that, as of the evaluation date, such controls and procedures were not effective.

Changes in internal controls

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 4. Mining Safety Disclosures

Not Applicable.

Item 5. Other Information

Not Applicable.

Item 6. Exhibits

Number	Exhibit

31.1*	Certification of Chief Executive Officer pursuant to Section 302

32.1*	Certification of Chief Executive Officer pursuant to Section 906

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Schema

101.CAL*	XBRL Taxonomy Calculation Linkbase

101.DEF*	XBRL Taxonomy Definition Linkbase

101.LAB*	XBRL Taxonomy Label Linkbase

101.PRE*	XBRL Taxonomy Presentation Linkbase

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

Life Clips, Inc.

Date: August 21, 2020	By:	/s/ Victoria Rudman
Victoria Rudman
Interim Chief Financial Officer (Principal Financial and Accounting Officer)

