Form 10-Q
period 2018-12-31
Life Clips, Inc.
filed 2020-08-21
CIK 1604930

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] Quarterly report pursuant section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2018

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

FORM 10-Q FOR THE QUARTER ENDED DECEMBER 31, 2018

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Life Clips, Inc.

Consolidated Balance Sheets

	December 31, 2018	June 30, 2018
	(Unaudited)	(Audited)
ASSETS
Current assets
Cash	$45,866	$8,252
Total assets	$45,866	$8,252

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accounts Payable	$514,547	$514,986
Accrued Expense and Interest Payable	993,818	641,386
Convertible Notes Payable	75,000	-
Convertible Note Payable - In Default (net of discount of $82,197 and $60,219, respectively)	2,271,763	2,293,741
Notes Payable - In Default	530,000	530,000
Derivative Liability - Convertible Notes Payable	1,870,045	9,284,359
Total Current Liabilities	6,255,173	13,264,472

Commitments and Contingencies (Note 8)

Shareholders’ deficit
Preferred Stock, ($0.001 par value; 20,000,000 shares authorized, 1,000,000 Series A shares issued and outstanding)	1,000	1,000
Common Stock, ($0.001 par value; 5,000,000,000 shares authorized, 1,259,831,337 shares issued and outstanding)	1,259,831	1,259,831
Common Stock to be Issued	89,482	89,482
Additional paid in capital	9,218,935	9,218,935
Accumulated deficit	(16,778,555)	(23,825,468)
Total shareholders’ deficit	(6,209,307)	(13,256,220)

Total liabilities and shareholders’ deficit	$45,866	$8,252

The accompanying notes are an integral part of these consolidated financial statements.

Life Clips, Inc.

Consolidated Statements of Operations

For the Three and Six Months ended December 31, 2018 and 2017

(Unaudited)

	For the three month	For the three month	For the six month	For the six month
	period ended	period ended	period ended	period ended
	December 31, 2018	December 31, 2017	December 31, 2018	December 31, 2017
Revenues
Revenues	$-	$485	$-	$512
Cost of Goods Sold	-	-	-	-
Gross Profit	-	485	-	512

Operating Costs:
Licensing Fees	-	62,500	-	-
Finance Costs	230	-	500	-
Professional Fees	15,236	60,996	32,266	226,939
Consulting Fees	-	-	-	5,400
Management and Director Fees	75,000	-	150,000	-
Marketing Expense	-	-	-	2,495
Software Fees and Support	225	355	572	567
Travel, Meals and Entertainment	-	-	-	2,691
Other General and Administrative Expenses	789	30,394	3,501	109,754
Total Operating Costs	91,480	154,245	186,839	347,846

Income/(Loss) from Operations	(91,480)	(153,760)	(186,839)	(347,334)

Other Income/(Expense):
Loss on Extinguishment of Debt	(35,268)	(274,430)	(73,048)	(929,564)
Interest Expense	(91,964)	(76,230)	(182,514)	(145,968)
Change in Fair Value of Derivative	2,616,268	(1,105,729)	7,489,314	(1,857,855)
Total Other Income (Expense)	2,489,036	(1,456,389)	7,233,752	(2,933,387)
Income/(Loss) Before Income Taxes	2,397,556	(1,610,149)	7,046,913	(3,280,721)
Provision for Income Taxes	-	-	-	-
Net Income/(Loss)	$2,397,556	$(1,610,149)	$7,046,913	$(3,280,721)

Earnings/(Loss) Per Share: Basic and Diluted	**	**	$0.01	$(0.01)
Weighted Average Number of Common Shares Outstanding: Basic and Diluted	1,259,831,337	478,890,811	1,259,831,337	478,890,811

**Less than $0.01

The accompanying notes are an integral part of these consolidated financial statements.

LIFE CLIPS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT (UNAUDITED)

For the three months ended December 31, 2018 and 2017

	Preferred Stock		Common Stock		Common Stock To be	Additional Paid-In	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Issued	Capital	Deficit	Deficit
Balances as of September 30, 2018	1,000,000	$1,000	1,259,831,337	$1,259,831	$89,482	$9,218,935	$(19,176,111)	$(8,606,863)
Net Income	-	-	-	-	-	-	2,397,556	2,397,556
Balances as of December 31, 2018	1,000,000	$1,000	1,259,831,337	$1,259,831	$89,482	$9,218,935	$(16,778,555)	$(6,209,307)

	Preferred Stock		Common Stock		Common Stock To be	Additional Paid-In	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Issued	Capital	Deficit	Deficit
Balances as of September 30, 2017	1,000,000	$1,000	683,022,912	$683,024	$45,082	$9,683,604	$(17,545,871)	$(7,133,161)
Shares issued for conversions and true-ups	-	-	576,808,425	576,807	-	(464,669)	-	112,138
Net Loss	-	-	-	-	-	-	(1,610,149)	(1,610,149)
Balances as of December 31, 2017	1,000,000	$1,000	1,259,831,337	$1,259,831	$45,082	$9,218,935	$(19,156,020)	$(8,631,172)

For the six months ended December 31, 2018 and 2017

	Preferred Stock		Common Stock		Common Stock To be	Additional Paid-In	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Issued	Capital	Deficit	Deficit
Balances as of June 30, 2018	1,000,000	$1,000	1,259,831,337	$1,259,831	$89,482	$9,218,935	$(23,825,468)	$(13,256,220)
Net Income	-	-	-	-	-	-	7,046,913	7,046,913
Balances as of December 31, 2018	1,000,000	$1,000	1,259,831,337	$1,259,831	$89,482	$9,218,935	$(16,778,555)	$(6,209,307)

	Preferred Stock		Common Stock		Common Stock To be	Additional Paid-In	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Issued	Capital	Deficit	Deficit
Balances as of June 30, 2017	1,000,000	$1,000	187,866,308	$187,867	$45,082	$9,859,138	$(15,875,299)	$(5,782,212)
Shares issued for conversions and true-ups	-	-	1,068,965,029	1,068,964	-	(642,603)	-	426,361
Shares issued for services	-	-	3,000,000	3,000	-	2,400	-	5,400
Net Loss	-	-	-	-	-	-	(3,280,721)	(3,280,721)
Balances as of December 31, 2017	1,000,000	$1,000	1,259,831,337	$1,259,831	$45,082	$9,218,935	$(19,156,020)	$(8,631,172)

The accompanying notes are an integral part of these consolidated financial statements.

Life Clips, Inc.

Consolidated Statements of Cash Flows

For the Six Months Ended

(Unaudited)

	December 31, 2018	December 31, 2017
Cash Flows From Operating Activities:
Net Income/(Loss)	$7,046,913	$(3,280,721)

Adjustments to Reconcile Net Income/(Loss) to Net Cash From Operating Activities:
Stock Compensation	-	5,400
Changes in Fair Value of Derivative Liabilities	(7,489,314)	1,857,855
Amortization of Debt Discount	53,022	811,055

Changes in Assets and Liabilities:
Accounts Receivable	-	3,064
Accounts Payable	(439)	218,069
Accrued Expenses and Interest Payable	352,432	237,978
Net Cash From Operating Activities	(37,386)	(147,300)

Cash Flows From Financing Activities:
Repayment of Note Payable-Related Party	-	26,500
Proceeds From Convertible Notes Payables	75,000	45,000
Net Cash From Financing Activities	75,000	71,500

Net Change in Cash	37,614	(75,800)

Cash at Beginning of Period	8,252	91,672

Cash at End of Period	$45,866	$15,872

Supplemental Disclosures of Cash Flow Information:
Cash Paid for:
Interest	$-	$-
Income Taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES

Value of common shares issued as settlement of debt	$-	$329,078
Value of common shares issued as payment for services	-	5,400

The accompanying notes are an integral part of these consolidated financial statements.

Life Clips, Inc.

Footnotes to Consolidated Financial Statements

December 31, 2018

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

Interim Disclosures – These unaudited consolidated financial statements should be read with the Company’s audited financial statements and footnotes included in the Company’s Report on Form 10-K for the year ended June 30, 2018, filed with the Securities and Exchange Commission (“the Commission”) on February 12, 2020. The results of operations for the six month period ended December 31, 2018 are not necessarily indicative of the results that may be expected for the entire year ending June 30, 2019 or for any future period.

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

Debt Issue Costs and Debt Discount – The Company may record debt issue costs and/or debt discounts in connection with raising funds through the issuance of debt. These costs may be paid in the form of cash, or equity (such as warrants). These costs are included in the line item loss on extinguishment of debt. If a conversion of the underlying debt occurs, a proportionate share of the unamortized amounts is immediately expensed.

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

Subsequent Events – The Company follows the guidance in ASC 855 “Subsequent Events” for the disclosure of subsequent events. The Company will evaluate subsequent events through the date when the financial statements are issued. Pursuant to ASU 2010-09 of the FASB ASC, the Company, as an SEC filer, considers its financial statements issued when they are widely distributed to users, such as through filing them on EDGAR.

NOTE 3. UNCERTAINTY OF ABILITY TO CONTINUE AS A GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying financial statements, the Company has minimal revenues, net accumulated losses since inception and an accumulated deficit of $16,778,555. These factors raise doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on management funding operating costs. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 4. NOTES PAYABLE

At December 31, 2018 and June 30, 2018, the Company had two notes payable in the amount of $530,000, with the following terms:

1.	The Batterfly Acquisition Note required the Company to make two payments of $250,000 on October 6, 2017 and February 13, 2017. Upon failure to pay the payment due, the balance began to accrue interest at 11% per annum.

2.	On July 14, 2016, the Company issued a new promissory note to NUWA Group, LLC., from which the Company received $30,000 in gross proceeds, has a maturity date of October 14, 2016, and bears interest at 5% per annum. This promissory note does not have a conversion feature.

NOTE 5. CONVERTIBLE DEBT

Convertible Notes

Balance at December 31, 2018	Balance at June 30, 2018	Due Date	Interest Rate	Conversion Terms
$1,931,806	$1,931,806	Range from 10/01/2017 to 04/18/2018	Range from 3.85% to 22%	Conversion price equal to fifty percent (50%) of the lowest trading price during the twenty (20) trading day period prior to the date of conversion - $0.0001 at June 30, 2018, convertible into 19,318 million shares not including interest.
332,154	332,154	Range from 06/10/17 to 03/30/18	10%	Conversion price equal to seventy five percent (75%) of the lowest trading price during the five (5) trading day period prior to the date of conversion - $0.0003 at June 30, 2018, convertible into 1,107 million shares not including interest.
90,000	90,000	Range from 01/28/2018 to 05/01/2019	Range from 10% to 22%	Conversion price equal to fifty percent (50%) of the lowest trading price during the five (5) trading day period prior to the date of conversion - $0.0002 at June 30, 2018, convertible into 450 million shares not including interest.
75,000	-	11/28/2019	18%	Conversion price equal to fifty percent (50%) of the lowest trading price during the five (5) trading day period prior to the date of conversion
$2,428,960	$2,353,960

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

Future Commitments

At December 31, 2018 the Company has outstanding convertible debt of $2,428,960, which is due within the next 12 months.

NOTE 6 –DERIVATIVE FINANCIAL INSTRUMENTS

The Company’s convertible promissory notes and detachable warrants gave rise to derivative financial instruments. The notes embodied certain terms and conditions that were not clearly and closely related to the host debt agreement in terms of economic risks and characteristics. These terms and features consist of the embedded conversion option. Additionally, the detachable warrants contained terms and features that gave rise to derivative liability classification. As of December 31, 2018, the Company does not have enough authorized shares to settle all potential conversion and warrant transactions.

The following tables summarize the components of the Company’s derivative liabilities and linked common shares as of December 31, 2018 and June 30, 2018 and the amounts that were reflected in income related to derivatives for the period ended:

	December 31, 2018
The financings giving rise to derivative financial instruments	Indexed Shares* (in millions)	Fair Values
Embedded derivatives	174,800	$1,870,045
Derivative warrants	1	0
Total	174,801	$1,870,045

*including principal and interest

	June 30, 2018
The financings giving rise to derivative financial instruments	Indexed Shares* (in millions)	Fair Values
Embedded derivatives	24,432	$9,284,352
Derivative warrants	1	7
Total	24,433	$9,284,359

*including principal and interest

The following table summarizes the effects on the Company’s gain (loss) associated with changes in the fair values of the derivative financial instruments by type of financing for the three months ended December 31, 2018 and 2017:

The financings giving rise to derivative financial instruments and the gain (loss) effects:	For the Three Months Ended
	December 31, 2018	December 31, 2017
Embedded derivatives	$2,616,268	$(1,105,729)
Derivative warrants	0	0
Total	$2,616,268	$(1,105,729)

The following table summarizes the effects on the Company’s gain (loss) associated with changes in the fair values of the derivative financial instruments by type of financing for the six months ended December 31, 2018 and 2017:

The financings giving rise to derivative financial instruments and the gain (loss) effects:	For the Six Months Ended
	December 31, 2018	December 31, 2017
Embedded derivatives	$7,489,314	$(1,860,098)
Derivative warrants	0	2,243
Total	$7,489,314	$(1,857,855)

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

Significant inputs and results arising from the Monte Carlo Simulation process are as follows for the embedded derivatives that have been bifurcated from the convertible notes and classified in liabilities:

	December 31, 2018	June 30, 2018
Quoted market price on valuation date	$0.0004	$0.0005
Range of effective contractual conversion rates	$0.00025	$0.0001 - $0.0003
Contractual term to maturity	0.05 – 0.91 Years	0 – 0.83 Years
Market volatility:
Volatility	140%	210%
Risk-adjusted interest rate	2.54%	2.15%

The Company has selected the Black Scholes Merton valuation technique to fair value the detachable warrants because it believes that this technique is reflective of all significant assumption types, and ranges of assumption inputs, that market participants would likely consider in transactions involving compound embedded derivatives.

Significant inputs and results arising from the Black Scholes Merton process are as follows for the detachable warrants classified in liabilities:

	December 31, 2018	June 30, 2018
Quoted market price on valuation date	$0.0004	$0.0005
Contractual strike price	$0.40	$0.40
Contractual term to maturity	0.32 - 0.37 Years	0.82 - 0.87 Years
Market volatility:
Volatility	104%	210%
Risk-free interest rate	2.47%	2.15%

The following table reflects the issuances of compound embedded derivatives and detachable warrants and changes in fair value inputs and assumptions related to the embedded derivatives and detachable warrants during the six months ended December 31, 2018 and 2017.

	Six Months Ended	Six Months Ended
	December 31, 2018	December 31, 2017
Balances at beginning of period	$9,284,359	$2,959,841
Issuances:
Embedded derivatives	136,011	612,033
Detachable warrants	-	-
Conversions:
Embedded derivatives	-	(315,084)
Detachable warrants	-	-
Changes in fair value inputs and assumptions reflected in income	(7,550,325)	1,825,723

Balances at end of year	$1,870,045	$5,082,513

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

Warrants and Options

At December 31, 2018 and June 30, 2018, the Company had 975,000 warrants outstanding, with a strike price of $0.40. No warrants were granted, forfeited or expired during the six month periods ended December 31, 2018 and 2017. The weighted average remaining lives of the warrants were 0.34 and 0.84 at December 31, 2018 and June 30, 2018, respectively.

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

Recent Developments

None

Significant Accounting Policies

Please see Note 2 to the Company’s unaudited financial statements as of and for the six months ended December 31, 2018 included in this Quarterly Report for a discussion of the Company’s significant accounting policies.

Results of Operations for the Three Months Ended December 31, 2018 and 2017

For the three months ended December 31, 2018 and 2017, we had gross profit of $0 and $485 respectively.

Total operating expenses were $91,480 compared with $154,245 for the three months ended December 31, 2018 and 2017, respectively. The decrease is directly related to lower professional fees and other G&A expenses.

Other Income (Expense) was $2,489,036 when compared with $(1,456,389) for the three months ended December 31, 2018 and 2017, respectively. This change is primarily due to a change in fair value of derivatives.

Net income for the three months ended December 31, 2018 was $2,397,556 as compared to net loss of $1,610,149 for the three months ended December 31, 2017

The net income was primarily due to calculations of SFAS 123R, which requires that companies use a fair value method to value stock options and other forms of share-based payments and recognize the related compensation expense in calculating net earnings. SFAS 123R applies to all companies that have issued stock options and other stock-based compensation, whether the firm is a large public company with actively traded, liquid stock, a public company whose stock is thinly traded, or a private company.

Results of Operations for the Six Months Ended December 31, 2018 and 2017

For the six months ended December 31, 2018 and 2017, we had gross profit of $0 and $512 respectively.

Total operating expenses were $186,839 compared with $347,846 for the six months ended December 31, 2018 and 2017, respectively. The decrease is directly related to lower professional fees and other G&A expenses.

Other Income (Expense) was $7,233,752 when compared with $(2,933,387) for the six months ended December 31, 2018 and 2017, respectively. This change is primarily due to a change in fair value of derivatives.

Net income for the six months ended December 31, 2018 was $7,046,913 as compared to net loss of $3,280,721 for the six months ended December 31, 2017.

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

Liquidity and Capital Resources

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. As of December 31, 2018 the Company had cash on hand of $45,866, total assets of $45,866, total liabilities of $6,255,173 and total shareholder’s deficit of $6,209,307.

The Company’s cash was generated from a series of convertible notes issued to non-related third parties. The Company plans to raise additional working capital via additional notes or equity sales to ensure that it will have enough cash to fund its primary operation for the next twelve (12) months.

The Company has no agreements in place with its shareholders, officer and director or with any third parties to fund operations beyond the end of the Company’s December 31, 2018 period ended. The Company has not negotiated nor has available to it any other third party sources of liquidity.

Cash flows from operating activities for the six month periods ended December 31, 2018 and 2017 were $37,386 and $147,300, respectively. The change was primarily due to net income being offset by changes in fair value of derivative liabilities.

Cash flows from financing activities totaled $75,000 and $71,500 for the six months period ended December 31, 2018 and 2017, respectively. The $75,000 were proceeds from convertible notes payable.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our chief executive officer and chief financial officer are responsible for establishing and maintaining our disclosure controls and procedures. Disclosure controls and procedures means controls and other procedures that are designed to ensure that information we are required to disclose in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that information required to be disclosed by us in those reports is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our chief executive officer and chief financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of December 31, 2018. Based on that evaluation, our chief executive officer and chief financial officer have concluded that, as of the evaluation date, such controls and procedures were not effective.

Changes in internal controls

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

