Form 10-Q
period 2019-03-31
Life Clips, Inc.
filed 2020-08-21
CIK 1604930

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] Quarterly report pursuant section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act and Section 13(a) of the Exchange Act. [  ]

LIFE CLIPS, INC.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2019

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Life Clips, Inc.
Consolidated Balance Sheets

	March 31, 2019	June 30, 2018
	(Unaudited)	(Audited)
ASSETS
Current assets
Cash	$38,781	$8,252
Total assets	$38,781	$8,252

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accounts Payable	$514,200	$514,986
Accrued Expense and Interest Payable	1,160,159	641,386
Convertible Notes Payable	75,000	-
Convertible Note Payable - In Default (net of discount of $46,845 and $60,219, respectively)	2,307,115	2,293,741
Note Payable - In Default	530,000	530,000
Derivative Liability - Convertible Notes Payable	3,077,714	9,284,359
Total Current Liabilities	7,664,188	13,264,472

Commitments and Contingencies (Note 8)

Shareholders’ deficit
Preferred stock, ($0.001 par value; 20,000,000 shares authorized, 1,000,000 shares issued and outstanding)	1,000	1,000
Common Stock, ($0.001 par value; 5,000,000,000 shares authorized, 1,259,831,337 shares issued and outstanding)	1,259,831	1,259,831
Common Stock to be Issued	89,482	89,482
Additional paid in capital	9,218,935	9,218,935
Accumulated deficit	(18,194,655)	(23,825,468)
Total shareholders’ deficit	(7,625,407)	(13,256,220)

Total liabilities and shareholders’ deficit	$38,781	$8,252

The accompanying notes are an integral part of these consolidated financial statements.

Life Clips, Inc.

Consolidated Statements of Operations

For the Three and Nine Months ended March 31, 2019 and 2018

(Unaudited)

	For the three month	For the three month	For the nine month	For the nine month
	period ended	period ended	period ended	period ended
	March 31, 2019	March 31, 2018	March 31, 2019	March 31, 2018
Revenues
Revenues	$-	$348	$-	$860
Cost of Goods Sold	-	-	-	-
Gross Profit	-	348	-	860

Operating Costs:
Finance Costs	258	-	758	-
Professional Fees	4,630	71,593	36,896	298,532
Consulting Fees	-	-	-	5,400
Management and Director Fees	75,000	-	225,000	-
Marketing Expense	-	-	-	2,495
Software Fees and Support	134	154	706	722
Travel, Meals and Entertainment	-	-	-	2,691
Other General and Administrative Expenses	1,716	5,242	5,215	114,995
Total Operating Costs	81,738	76,989	268,575	424,835

Income/(Loss) from Operations	(81,738)	(76,641)	(268,575)	(423,975)

Other Income/(Expense):
Loss on Extinguishment of Debt	(35,353)	(141,119)	(108,401)	(1,070,683)
Interest Expense	(91,343)	(69,492)	(273,857)	(215,460)
Change in Fair Value of Derivative	(1,207,669)	(479,279)	6,281,646	(2,337,134)
Total Other Income (Expense)	(1,334,365)	(689,890)	5,899,388	(3,623,277)
Income/(Loss) Before Income Taxes	(1,416,103)	(766,531)	5,630,813	(4,047,252)
Provision for Income Taxes	-	-	-	-
Net Income/(Loss)	$(1,416,103)	$(766,531)	$5,630,813	$(4,047,252)

Earnings/(Loss) Per Share: Basic and Diluted	**	**	**	**
Weighted Average Number of Common Shares Outstanding: Basic and Diluted	1,259,831,337	894,219,823	1,259,831,337	894,219,823

**Less than $0.01

The accompanying notes are an integral part of these consolidated financial statements.

LIFE CLIPS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT (UNAUDITED)
For the three months ended March 31, 2019 and 2018

	Preferred		Common		Common Stock	Additional		Total
	Stock		Stock		To be	Paid-In	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Issued	Deficit	Deficit	Deficit
Balances as of December 31, 2018	1,000,000	$1,000	1,259,831,337	$1,259,831	$89,482	$9,218,935	$(16,778,552)	$(6,209,304)
Net Loss	-	-	-	-	-	-	(1,416,103)	(1,416,103)
Balances as of March 31, 2019	1,000,000	$1,000	1,259,831,337	$1,259,831	$89,482	$9,218,935	$(18,194,655)	$(7,625,407)

	Preferred		Common		Common Stock	Additional		Total
	Stock		Stock		To be	Paid-In	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Issued	Deficit	Deficit	Deficit
Balances as of December 31, 2017	1,000,000	$1,000	1,259,831,337	$1,259,831	$45,082	$9,218,935	$(19,156,020)	$(8,631,172)
Net Loss	-	-	-	-	-	-	(766,531)	(766,531)
Balances as of March 31, 2018	1,000,000	$1,000	1,259,831,337	$1,259,831	$45,082	$9,218,935	$(19,922,551)	$(9,397,703)

For the nine months ended March 31, 2019 and 2018

	Preferred		Common		Common Stock	Additional		Total
	Stock		Stock		To be	Paid-In	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Issued	Capital	Deficit	Deficit
Balances as of June 30, 2018	1,000,000	$1,000	1,259,831,337	$1,259,831	$89,482	$9,218,935	$(23,825,468)	$(13,256,220)
Net Income	-	-	-	-	-	-	5,630,813	5,630,813
Balances as of March 31, 2019	1,000,000	$1,000	1,259,831,337	$1,259,831	$89,482	$9,218,935	$(18,194,655)	$(7,625,407)

	Preferred		Common		Common Stock	Additional		Total
	Stock		Stock		To be	Paid-In	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Issued	Capital	Deficit	Deficit
Balances as of June 30, 2017	1,000,000	$1,000	187,866,308	$187,867	$45,082	$9,859,138	$(15,875,299)	$(5,782,212)
Shares issued for conversions and true-ups	-	-	1,068,965,029	1,068,964	-	(642,603)	-	426,361
Shares issued for services	-	-	3,000,000	3,000	-	2,400	-	5,400
Net Loss	-	-	-	-	-	-	(4,047,252)	(4,047,252)
Balances as of March 31, 2018	1,000,000	$1,000	1,259,831,337	$1,259,831	$45,082	$9,218,935	$(19,922,551)	$(9,397,703)

The accompanying notes are an integral part of these consolidated financial statements.

Life Clips, Inc.

Consolidated Statements of Cash Flows

For the Nine Months Ended

(Unaudited)

	March 31, 2019	March 31, 2018
Cash Flows From Operating Activities:
Net Income/(Loss)	$5,630,813	$(4,047,252)

Adjustments to Reconcile Net Income/(Loss) to Net Cash From Operating Activities:
Stock Compensation	-	5,400
Changes in Fair Value of Derivative Liabilities	(6,281,646)	2,337,134
Amortization of Debt Discount	88,375	423,774

Changes in Assets and Liabilities:
Accounts Receivable	-	3,064
Accounts Payable	(786)	259,848
Accrued Expenses and Interest Payable	518,773	331,869
Net Cash From Operating Activities	(44,471)	(686,163)

Cash Flows From Investing Activities:
Investment - Batterfly Energy Ltd	-	-

Cash Flows From Financing Activities:
Repayment of Note Payable-Related Party	-	530,500
Proceeds From Convertible Notes Payables	75,000	80,000
Net Cash From Financing Activities	75,000	610,500

Net Change in Cash	30,529	(75,663)

Cash at Beginning of Period	8,252	91,672

Cash at End of Period	$38,781	$16,009

Supplemental Disclosures of Cash Flow Information:
Cash Paid for:
Interest	$-	$-
Income Taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES

Value of common shares issued as settlement of debt	$-	$329,077
Value of common shares issued as payment for services	-	5,400

The accompanying notes are an integral part of these consolidated financial statements.

Life Clips, Inc.

Footnotes to Consolidated Financial Statements

March 31, 2019

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

Interim Disclosures – These unaudited consolidated financial statements should be read with the Company’s audited financial statements and footnotes included in the Company’s Report on Form 10-K for the year ended June 30, 2018, filed with the Securities and Exchange Commission (“the Commission”) on February 12, 2020. The results of operations for the nine month period ended March 31, 2019 are not necessarily indicative of the results that may be expected for the entire year ending June 30, 2019 or for any future period.

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

Stock Based Compensation – ASC 718 “Compensation Stock Compensation” prescribes accounting and reporting standards for all stock-based compensation plan payments awarded to employees, including employee stock options, restricted stock, employee stock purchase plans and stock appreciation rights, which may be classified as either equity or liabilities. The Company should determine if a present obligation to settle the share-based payment transaction in cash or other assets exists. A present obligation to settle in cash or other assets exists if: (a) the option to settle by issuing equity instruments lacks commercial substance or (b) the present obligation is implied because of an entity’s past practices or stated policies. If a present obligation exists, the transaction should be recognized as a liability; otherwise, the transaction should be recognized as equity.

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

FASB ASU 2014-09 “Revenue from Contracts with Customers (Topic 606),” or ASU 2014-09 - In May 2014, the FASB issued ASU 2014-09, which supersedes the revenue recognition requirements of ASC, Topic 605 “Revenue Recognition.” ASU 2014-09 requires revenue recognition to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new revenue recognition model requires identifying the contract, identifying the performance obligations, determining the transaction price, allocating the transaction price to performance obligations and recognizing the revenue upon satisfaction of the performance obligations. ASU 2014-09 also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and change in judgments, and assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-09 can be applied either retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying the update recognized at the date of the initial application along with additional disclosures. This ASU is effective for annual reporting periods beginning after December 15, 2017, with the option to adopt as early as December 15, 2016. The Company adopted the new revenue guidance effective July 1, 2017. There was no material impact to the Company’s financial statements or financial statement disclosures.

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

NOTE 3. UNCERTAINTY OF ABILITY TO CONTINUE AS A GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying financial statements, the Company has minimal revenues, net accumulated losses since inception and an accumulated deficit of $18,194,655. These factors raise doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on management funding operating costs. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 4. NOTES PAYABLE

At March 31, 2019 and June 30, 2018, the Company had two notes payable in the amount of $530,000, with the following terms:

1.	The Batterfly Acquisition Note required the Company to make two payments of $250,000 on October 6, 2017 and February 13, 2017. Upon failure to pay the payment due, the balance began to accrue interest at 11% per annum.
2.	On July 14, 2016, the Company issued a new promissory note to NUWA Group, LLC., from which the Company received $30,000 in gross proceeds, has a maturity date of October 14, 2016, and bears interest at 5% per annum. This promissory note does not have a conversion feature.

NOTE 5. CONVERTIBLE DEBT

Convertible Notes

Balance at March 31, 2019	Balance at June 30, 2018	Due Date	Interest Rate	Conversion Terms
$1,931,806	$1,931,806	Range from 10/01/2017 to 04/18/2018	Range from 3.85% to 22%	Conversion price equal to fifty percent (50%) of the lowest trading price during the twenty (20) trading day period prior to the date of conversion - $0.0001 at June 30, 2018, convertible into 19,318 million shares not including interest.
332,154	332,154	Range from 06/10/17 to 03/30/18	10%	Conversion price equal to seventy five percent (75%) of the lowest trading price during the five (5) trading day period prior to the date of conversion - $0.0003 at June 30, 2018, convertible into 1,107 million shares not including interest.
90,000	90,000	Range from 01/28/2018 to 05/01/2019	Range from 10% to 22%	Conversion price equal to fifty percent (50%) of the lowest trading price during the five (5) trading day period prior to the date of conversion - $0.0002 at June 30, 2018, convertible into 450 million shares not including interest.
75,000	-	11/28/2019	18%	Conversion price equal to fifty percent (50%) of the lowest trading price during the five (5) trading day period prior to the date of conversion

$2,428,960	$2,353,960

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

Future Commitments

At March 31, 2019, the Company has outstanding convertible debt of $2,428,960 which is due within the next 12 months.

NOTE 6. DERIVATIVE FINANCIAL INSTRUMENTS

The Company’s convertible promissory notes and detachable warrants gave rise to derivative financial instruments. The notes embodied certain terms and conditions that were not clearly and closely related to the host debt agreement in terms of economic risks and characteristics. These terms and features consist of the embedded conversion option. Additionally, the detachable warrants contained terms and features that gave rise to derivative liability classification. As of March 31, 2019, the Company does not have enough authorized shares to settle all potential conversion and warrant transactions.

The following tables summarize the components of the Company’s derivative liabilities and linked common shares as of March 31, 2019 and June 30, 2018 and the amounts that were reflected in income related to derivatives for the period ended:

	March 31, 2019
The financings giving rise to derivative financial instruments	Indexed Shares* (in millions)	Fair Values
Embedded derivatives	12,368	$3,077,314
Derivative warrants	1	-
Total	12,369	$3,077,714

*including principal and interest

	June 30, 2018
The financings giving rise to derivative financial instruments	Indexed Shares* (in millions)	Fair Values
Embedded derivatives	24,432	$9,284,352
Derivative warrants	1	7
Total	24,433	$9,284,359

*including principal and interest

The following table summarizes the effects on the Company’s gain (loss) associated with changes in the fair values of the derivative financial instruments by type of financing for the three months ended March 31, 2019 and 2018:

The financings giving rise to derivative financial instruments	For the Three Months Ended
and the gain (loss) effects:	March 31, 2019	March 31, 2018
Embedded derivatives	$(1,207,669)	$(479,279)
Derivative warrants	-	0
Total	$(1,207,669)	$(479,279)

The following table summarizes the effects on the Company’s gain (loss) associated with changes in the fair values of the derivative financial instruments by type of financing for the nine months ended March 31, 2019 and 2018:

The financings giving rise to derivative financial	For the Nine Months Ended
instruments and the gain (loss) effects:	March 31, 2019	March 31, 2018
Embedded derivatives	$6,281,651	$(2,339,377)
Derivative warrants	(5)	2,243
Total	$6,281,646	$(2,337,134)

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

Significant inputs and results arising from the Monte Carlo Simulation process are as follows for the embedded derivatives that have been bifurcated from the convertible notes and classified in liabilities:

	March 31, 2019	June 30, 2018
Quoted market price on valuation date	$0.0005	$0.0005
Range of effective contractual conversion rates	$0.00025	$0.0001 - $0.0003
Contractual term to maturity	0.05 – 0.67 Years	0 – 0.83 Years
Market volatility:
Volatility	51%	210%
Risk-adjusted interest rate	2.46%	2.15%

The Company has selected the Black Scholes Merton valuation technique to fair value the detachable warrants because it believes that this technique is reflective of all significant assumption types, and ranges of assumption inputs, that market participants would likely consider in transactions involving compound embedded derivatives.

Significant inputs and results arising from the Black Scholes Merton process are as follows for the detachable warrants classified in liabilities:

	March 31, 2019	June 30, 2018
Quoted market price on valuation date	$0.0005	$0.0005
Contractual strike price	$0.40	$0.40
Contractual term to maturity	0.08 - 0.13 Years	0.82 - 0.87 Years
Market volatility:
Volatility	8%	210%
Risk-free interest rate	2.43%	2.15%

The following table reflects the issuances of compound embedded derivatives and detachable warrants and changes in fair value inputs and assumptions related to the embedded derivatives and detachable warrants during the nine months ended March 31, 2019 and 2018.

	Nine Months Ended	Nine Months Ended
	March 31, 2019	March 31, 2018
Balances at beginning of period	$9,284,359	$2,959,841
Issuances:
Embedded derivatives	136,009	317,532
Detachable warrants	-	-
Conversions:
Embedded derivatives	-	(315,084)
Detachable warrants	-	-
Changes in fair value inputs and assumptions reflected in income	(6,342,654)	2,270,504

Balances at end of year	$3,077,714	$5,232,793

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

Warrants and Options

At March 31, 2019 and June 30, 2018, the Company had 975,000 warrants outstanding, with a strike price of $0.40. No warrants were granted, forfeited or expired during the nine month periods ended March 31, 2019 and 2018. The weighted average remaining lives of the warrants were 0.09 and 0.84 at March 31, 2019 and June 30, 2018, respectively.

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

Recent Developments

None

Significant Accounting Policies

Please see Note 2 to the Company’s unaudited financial statements as of and for the nine months ended March 31, 2019 included in this Quarterly Report for a discussion of the Company’s significant accounting policies.

Results of Operations for the Three Months Ended March 31, 2019 and 2018

For the three months ended March 31, 2019 and 2018, we had gross profit of $0 and $348 respectively.

Total operating expenses were $81,738 compared with $76,989 for the three months ended March 31, 2019 and 2018, respectively. The decrease is directly related to lower professional fees and other G&A expenses.

Other Income (Expense) was ($1,334,365) when compared with $(689,890) for the three months ended March 31, 2019 and 2018, respectively. This change is primarily due to a change in fair value of derivatives.

Net loss for the three months ended March 31, 2019 was $1,416,103 as compared to net loss of $766,531 for the three months ended March 31, 2018.

The net loss was primarily due to calculations of SFAS 123R, which requires that companies use a fair value method to value stock options and other forms of share-based payments and recognize the related compensation expense in calculating net earnings. SFAS 123R applies to all companies that have issued stock options and other stock-based compensation, whether the firm is a large public company with actively traded, liquid stock, a public company whose stock is thinly traded, or a private company.

Results of Operations for the Nine Months Ended March 31, 2019 and 2018

For the nine months ended March 31, 2019 and 2018, we had gross profit of $0 and $860 respectively.

Total operating expenses were $268,575 compared with $424,835 for the nine months ended March 31, 2019 and 2018, respectively. The decrease is directly related to lower professional fees and other G&A expenses.

Other Income (Expense) was $5,899,388 when compared with $(3,623,277) for the six months ended March 31, 2019 and 2018, respectively. This change is primarily due to a change in fair value of derivatives.

Net income for the nine months ended March 31, 2019 was $5,630,813 as compared to net loss of $4,047,252 for the nine months ended March 31, 2018.

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

Liquidity and Capital Resources

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. As of March 31, 2019 the Company had cash on hand of $38,781, total assets of $38,781, total liabilities of $7,664,188 and total shareholders’ deficit of $7,625,407.

The Company’s cash was generated from a series of convertible notes issued to non-related third parties. The Company plans to raise additional working capital via additional notes or equity sales to ensure that it will have enough cash to fund its primary operation for the next twelve (12) months.

The Company has no agreements in place with its shareholders, officer and director or with any third parties to fund operations beyond the end of the Company’s March 31, 2019 period ended. The Company has not negotiated nor has available to it any other third party sources of liquidity.

Cash flows from operating activities for the nine month periods ended March 31, 2019 and 2018 were $44,471 and $686,163, respectively. This was primarily due to net income being offset by changes in fair value of derivative liabilities.

Cash flows from financing activities totaled $75,000 and $610,500 for the nine month periods ended March 31, 2019 and 2018, respectively. The $75,000 were proceeds from convertible notes payable.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our chief executive officer and chief financial officer are responsible for establishing and maintaining our disclosure controls and procedures. Disclosure controls and procedures means controls and other procedures that are designed to ensure that information we are required to disclose in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that information required to be disclosed by us in those reports is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our chief executive officer and chief financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of March 31, 2019. Based on that evaluation, our chief executive officer and chief financial officer have concluded that, as of the evaluation date, such controls and procedures were not effective.

Changes in internal controls

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

