Form 10-K
period 2019-06-30
Life Clips, Inc.
filed 2020-11-25
CIK 1604930

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2019

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

As of November 13, 2020, registrant had outstanding 1,259,831,337 shares of common stock.

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

Many of the Company’s current and potential competitors are well established and have longer operating histories, significantly greater financial and operational resources, and name recognition, which the Company does not have.

The global sourcing industry is highly competitive. We face competition from very large international competitors. The competition in the future is going to increase.

Status of any publicly announced new product or service

None.

Employees

As of June 30, 2019, we had no contracted employees.

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

Research and Development

During the year ended June 30, 2019, the Company spent $0 on the development of its products.

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

ITEM 3. LEGAL PROCEEDINGS.

On January 11, 2017, the Company received a default notice related to a $500,000 promissory note (the “Batterfly Acquisition Note”) issued to the sellers of Batterfly Energy, Ltd. (“Batterfly”) as partial consideration for the Company’s July 11, 2017 acquisition of Batterfly. The Batterfly Acquisition Note required the Company to make a payment of $250,000 on October 6, 2017 and $250,000 on February 13, 2017. The default letter states that the Company failed to pay the $250,000 payment due on October 6, 2017, which began to accrue interest of 11% from October 6, 2017. In addition, the default notice states that the Company owes $20,000 in aggregate to two of the Batterfly shareholders related to consulting fees associated with the Batterfly acquisition. Finally, the default notice states that a payment of $250,000, as well as an additional payment of $20,000 must be paid by January 23, 2017. The Company filed a claim against the sellers of Batterfly with the London Court of International Arbitration (LCIA Arbitration No: 173692) and on September 7, 2017 the parties entered into a Stipulation for Stay of Arbitration in the matter as they seek to negotiate a settlement of their claim. The claim was settled in August 2019 for which the Company agreed to issue 62,991,567 shares of common stock to the sellers of Batterfly. As of the date of this filing, the shares are still pending issuance.

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

Calendar Quarter	High	Low

Year Ended December 31, 2018
2018 First Quarter	$0.0003	$0.0002
2018 Second Quarter	$0.0005	$0.0003
2018 Third Quarter	$0.0005	$0.0003
2018 Fourth Quarter	$0.0006	$0.0004

Year Ended December 31, 2019
2019 First Quarter	$0.0005	$0.0004
2019 Second Quarter	$0.0003	$0.0003
2019 Third Quarter	$0.0003	$0.0003
2019 Fourth Quarter	$0.0003	$0.0002

Holders

As of November 13, 2020, there were 66 record holders of our common stock, and there were 1,259,831,337 shares of our common stock outstanding.

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

On November 15, 2018, the Company entered into an 18% Convertible Promissory Note with Long Side Ventures LLC, an unaffiliated third party. The note was in a principal amount of $50,000, and is convertible at a price equal to fifty percent (50%) of the lowest trading price during the five-trading day period prior to the date of conversion. The note maturity date is November 15, 2019.

On January 11, 2017, the Company received a default notice related to a $500,000 promissory note (the “Batterfly Acquisition Note”) issued to the sellers of Batterfly Energy, Ltd. (“Batterfly”) as partial consideration for the Company’s July 11, 2017 acquisition of Batterfly. The Batterfly Acquisition Note required the Company to make a payment of $250,000 on October 6, 2017 and $250,000 on February 13, 2017. The default letter states that the Company failed to pay the $250,000 payment due on October 6, 2017, which began to accrue interest of 11% from October 6, 2017. In addition, the default notice states that the Company owes $20,000 in aggregate to two of the Batterfly shareholders related to consulting fees associated with the Batterfly acquisition. Finally, the default notice states that a payment of $250,000, as well as an additional payment of $20,000 must be paid by January 23, 2017. The Company filed a claim against the sellers of Batterfly with the London Court of International Arbitration (LCIA Arbitration No: 173692) and on September 7, 2017 the parties entered into a Stipulation for Stay of Arbitration in the matter as they seek to negotiate a settlement of their claim. The claim was settled in August 2019 for which the Company agreed to issue 62,991,567 shares of common stock to the sellers of Batterfly. As of the date of this filing, the shares are still pending issuance.

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

Results of Operations

For the Years ended June 30, 2019 and June 30, 2018

The Company is reporting $0 revenue for the year ended June 30, 2019. The Company reported total revenue of $85,409 for the year ended June 30, 2018.

Cost of goods sold for the year ended June 30, 2019 was $0, which compares with cost of goods sold of $0 for the year ended June 30, 2018. The Company had insufficient funding for the development of products.

Operating expenses, which consisted of professional fees, management fees, and general and administrative expenses, for the year ended June 30, 2019, were $385,369. This compares with operating expenses for the year ended June 30, 2018, of $403,885. The decrease of $18,516 in operating expenses for the year ended June 30, 2019 is related to insufficient capital to continue operating activities, which resulted in decreases in professional fees and management fees.

As a result of the foregoing, we had net income of $5,264,597 for the year ended June 30, 2019. This compares with a net loss for the year ended June 30, 2018 of $7,950,169. The difference is primarily due to a 2018 net loss in derivatives of $6,324,518 compared to a net gain of $6,128,517 for the year ended June 30, 2019.

In its audited financial statements as of June 30, 2019, the Company was issued an opinion by its auditors that raised substantial doubt about the ability to continue as a going concern based on the Company’s current financial position. Our ability to achieve and maintain profitability and positive cash flow is dependent upon our ability to successfully develop and market our products and our ability to generate revenues.

Liquidity and Capital Resources

As of June 30, 2019, we had cash or cash equivalents of $33,774. As of June 30, 2018, we had cash or cash equivalents of $8,252.

Net cash from operating activities was $(49,478) for the year ended June 30, 2019. This compares to net cash from operating activities of $(193,420) for the year ended June 30, 2018. The change of $143,942 in our net cash from operating activities for the year ended June 30, 2019 was primarily due to a change in a net loss of $7,950,169 vs. net income of $5,264,597, primarily caused by a significant swing in the derivative liability.

Cash flows from investing activities was $0 for the year ended June 30, 2019, compared to $0 for the year ended June 30, 2018.

Cash flows from financing activities was $75,000 for the year ended June 30, 2019, which compares to cash flows from financing activities of $110,000 for the year ended June 30, 2018. The decrease in our cash flows from financing activities for the year ended June 30, 2019 was due to a decrease in proceeds from convertible notes.

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

Stock Incentive Plan

On April 20, 2017, the Company approved the Life Clips, Inc. 2017 Stock and Incentive Plan (“the Plan”). The Plan provides for the granting of nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock grants and units, performance units and awards. The Plan allows for an issuance of a maximum of 20,000,000 shares of common stock, with awards made at the discretion of the board of directors. No awards have been made to date.

Contractual Commitments

For the year ending June 30, 2019, all Company employment agreements with key officers did not auto-renew, as they were made with the former CEO and deemed to be no longer pertinent. They were replaced on June 1, 2018 with a board resolution on June 2, 2020 (see Note 10). The following table summarizes the terms and related share grants:

Name	Position	Contract Start	Contract End	Cash per month	Cash Paid out in 2018	Accrued in 2019 (unpaid)	1st Grant - Vested through 6/30/19, but not issued
William Singer	VP	03/01/2017	03/01/2019	$3,500	None	$-	3,750,000
Victoria Rudman	CFO	06/30/2017	06/30/2019	$12,500	None	$-	2,250,000

William Singer was issued 3,000,000 shares on July 28, 2017 for services. He was also granted 6,000,000 on August 31, 2017; of which 1,500,000 shares vested on August 31, 2017 and 1,500,000 shares vested on March 1, 2018 and 250,000 shares of the common stock vested each month thereafter. By March 1, 2019, the entire 6,000,000 share grant was fully vested. Mr. Singer’s employment contract was scheduled to end March 1, 2019. He has been working for stock issuances granted by the board of directors with an effective date of July 1, 2018 (see note 10).

Victoria Rudman was granted 7,500,000 shares of restricted common stock on June 30, 2017; of which 1,875,000 shares vested on December 30, 2017, 1,875,000 shares vested on June 30, 2018 and 625,000 shares of the common stock vested each month thereafter. By December 31, 2018, the entire 7,500,000 share grant was fully vested. Ms. Rudman’s employment contract was scheduled to end on June 30, 2019. She has been working for stock issuances granted by the board of directors with an effective date of July 1, 2018 (see note 10).

Material Agreements

None

Financings

The following summary table is a listing of all outstanding convertible debt as of June 30, 2019:

Issue Date	Maturity Date	Original Interest Rate	Current Interest Rate (default)	June 30, 2019	June 30, 2018
10/02/2015	10/02/2017	3.85%	18.00%	$170,416	$170,416
12/07/2015	12/06/2016	10.00%	10.00%	91,051	91,051
04/27/2016	04/27/2017	10.00%	18.00%	300,000	300,000
05/13/2016	05/13/2017	10.00%	22.00%	1,075,305	1,075,305
06/09/2016	06/09/2017	10.00%	18.00%	32,154	32,154
07/21/2016	07/21/2017	10.00%	10.00%	75,000	75,000
01/27/2017	01/27/2018	10.00%	22.00%	5,000	5,000
01/27/2017	01/27/2018	10.00%	22.00%	5,000	5,000
02/02/2017	02/02/2018	10.00%	22.00%	5,000	5,000
02/10/2017	02/10/2018	10.00%	22.00%	11,666	11,666
02/10/2017	02/10/2018	10.00%	18.00%	11,668	11,668
02/14/2017	02/14/2018	10.00%	22.00%	11,700	11,700
02/17/2017	02/17/2018	10.00%	22.00%	50,000	50,000
02/23/2017	02/23/2018	10.00%	22.00%	50,000	50,000
03/14/2017	03/14/2018	10.00%	22.00%	50,000	50,000
03/15/2017	03/15/2018	10.00%	22.00%	50,000	50,000
03/17/2017	03/17/2018	10.00%	22.00%	50,000	50,000
03/28/2017	03/28/2018	10.00%	22.00%	50,000	50,000
04/03/2017	04/03/2018	10.00%	22.00%	50,000	50,000
05/01/2017	05/01/2018	10.00%	22.00%	50,000	50,000
06/01/2017	06/01/2018	10.00%	22.00%	50,000	50,000
09/19/2017	08/30/2018	18.00%	18.00%	30,000	30,000
11/16/2017	11/16/2018	18.00%	18.00%	15,000	15,000
01/19/2018	01/19/2019	18.00%	18.00%	10,000	10,000
03/22/2018	03/22/2019	18.00%	18.00%	15,000	15,000
03/23/2018	03/23/2019	18.00%	18.00%	10,000	10,000
04/18/2018	04/18/2019	18.00%	18.00%	20,000	20,000
05/01/2018	05/01/2019	18.00%	18.00%	10,000	10,000
07/31/2018	07/31/2019	18.00%	18.00%	10,000	-
08/08/2018	08/08/2019	18.00%	18.00%	5,000	-
09/24/2018	09/24/2019	18.00%	18.00%	5,000	-
09/26/2018	09/26/2019	18.00%	18.00%	5,000	-
11/15/2018	11/15/2019	18.00%	18.00%	50,000	-

Total Convertible Notes				$2,428,960	$2,353,960

Capital Expenditures

Other Capital Expenditures

We expect to incur research and development costs, as well as marketing expenses in connection with the expansion of our business.

Fiscal year end

Our fiscal year end is June 30.

Going Concern

We believe that the actions presently being taken to further implement the Company’s business plan and generate revenues provide the opportunity for us to continue as a going concern. While we believe in the viability of our strategy to generate revenues and in its ability to raise additional funds, there can be no assurances to that effect. Our ability to continue as a going concern is dependent upon our ability to further implement our business plan and generate revenues.

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

Since inception we have funded our operations primarily through equity and debt financings and we expect that we will continue to fund our operations through equity and debt financing, either alone or through strategic alliances. If we are able to raise additional financing by issuing equity securities, our existing stockholders’ ownership will be diluted. Obtaining commercial or other loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

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

Income Taxes

We account for income taxes under an asset and liability approach. This process involves calculating the temporary and permanent differences between the carrying amounts of the assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The temporary differences result in deferred tax assets and liabilities, which would be recorded on our balance sheets in accordance with ASC 740, which established financial accounting and reporting standards for the effect of income taxes. We must assess the likelihood that its deferred tax assets will be recovered from future taxable income and, to the extent we believe that recovery is not likely, we must establish a valuation allowance. Changes in our valuation allowance in a period are recorded through the income tax provision on the statements of operations.

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

Fair Value of Financial Instruments

We apply the provisions of accounting guidance, FASB Topic ASC 825, that requires all entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value, and defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. As of June 30, 2019 and 2018, the fair value of accounts payable approximated carrying value due to the short maturity of the instruments, quoted market prices or interest rates which fluctuate with market rates.

Recent Accounting Pronouncements

Recently Adopted Standards. The following recently issued accounting standards were adopted during fiscal year 2018:

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows, Classification of Certain Cash Receipts and Cash Payments. The new standard is intended to reduce diversity in practice in how certain cash receipts and cash payments are classified in the statements of cash flows and must be adopted retrospectively for each prior reporting period presented upon initial adoption. ASU 2016-15 was adopted effective July 1, 2017 and did not have a material impact on the Company’s consolidated financial statements for the years ended June 30, 2019 and 2018. Accordingly, there were no transactions that required retrospective adjustments in the statements of cash flows for the year ended June 30, 2017.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows – Restricted Cash, which requires entities that have restricted cash or restricted cash equivalents to reconcile the change during the period in the total cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents in its statements of cash flows. As a result, amounts generally described as cash and restricted cash equivalents should be included with cash and cash equivalents shown on the statements of cash flows. ASU 2016-18 was adopted effective July 1, 2017 using the retrospective transition method. The adoption did not result in any changes to the Company’s previously reported statements of cash flows for the year ended June 30, 2017.

In May 2017, the FASB issued ASU No. 2017-09, Compensation—Stock Compensation: Scope of Modification Accounting, which provides clarification on when modification accounting should be used for changes to the terms or conditions of a share-based payment award. This standard does not change the accounting for modifications of share-based payment awards but clarifies that modification accounting guidance should only be applied if there is a change to the value, vesting conditions, or award classification and would not be required if the changes are considered non-substantive. ASU 2017-09 was adopted effective July 1, 2017 by the Company and did not have a material impact on its financial statements.

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

Off-Balance Sheet Arrangements

Under SEC regulations, we are required to disclose our off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, such as changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. As of June 30, 2019, we have no off-balance sheet arrangements.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Life Clips, Inc.

Index to Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Life Clips, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Life Clips, Inc. (the Company) as of June 30, 2019 and 2018, and the related statements of operations, changes in shareholders’ deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2019 and 2018, and the results of its operations and its cash flows for the years ended June 30, 2019 and 2018, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provides a reasonable basis for our opinion.

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

We have served as the Company’s auditor since 2019.

Tampa, Florida

November 23, 2020

3001 N. Rocky Point Dr. East, Suite 200 i Tampa, Florida 33607 i 813.367.3527

LIFE CLIPS, INC.

BALANCE SHEETS

	June 30, 2019	June 30, 2018

ASSETS
Current Assets
Cash	$33,774	$8,252
Total Assets	$33,774	$8,252

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current Liabilities
Accounts Payable	$352,387	$351,936
Due to Related Party	463,050	163,050
Accrued Expenses and Interest Payable	1,007,498	641,386
Convertible Note Payable	75,000	-
Convertible Note Payable - In Default (net of discount of $22,890 and $60,219, respectively)	2,331,070	2,293,741
Notes Payable - In Default	530,000	530,000
Derivative Liability - Convertible Notes Payable	3,230,842	9,284,359
Total Current Liabilities	7,989,847	13,264,472

Commitments and Contingencies (Note 9)

Shareholders’ Deficit
Preferred stock, ($0.001 par value; 20,000,000 shares authorized, 1,000,000 Series A shares issued and outstanding)	1,000	1,000
Common Stock, ($0.001 par value; 5,000,000,000 shares authorized, 1,259,831,337 shares issued and outstanding)	1,259,831	1,259,831
Common Stock Issuable	125,032	89,482
Additional Paid in Capital	9,218,935	9,218,935
Accumulated Deficit	(18,560,871)	(23,825,468)
Total Shareholders’ Deficit	(7,956,073)	(13,256,220)

Total Liabilities and Shareholders’ Deficit	$33,774	$8,252

The accompanying notes are an integral part of these financial statements.

LIFE CLIPS, INC.

STATEMENTS OF OPERATIONS

For the Years Ended

	June 30, 2019	June 30, 2018

Revenues
Revenues	$-	$85,409
Cost of Goods Sold	-	-
Gross Profit	-	85,409

Operating Costs:
Professional Fees	374,881	381,820
Other General and Administrative Expenses	9,409	15,783
Software Fees and Support	1,079	1,066
Marketing Expense	-	2,495
Travel, Meals and Entertainment	-	2,721
Total Operating Costs	385,369	403,885

Loss from Operations	(385,369)	(318,476)

Other Income/(Expense):
Loss on Extinguishment of Debt	-	(559,564)
Interest Expense	(478,551)	(747,611)
Change in Fair Value of Derivative	6,128,517	(6,324,518)
Total Other Income (Expense)	5,469,966	(7,631,693)
Income/(Loss) Before Income Taxes	5,264,597	(7,950,169)
Provision for Income Taxes	-	-
Net Income/(Loss)	$5,264,597	$(7,950,169)

Earnings/(Loss) Per Share: Basic and Diluted	**	(0.01)
Weighted Average Number of Common Shares Outstanding: Basic and Diluted	1,259,831,337	985,622,702

**Less than $0.01

The accompanying notes are an integral part of these financial statements.

LIFE CLIPS, INC.

STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

					Common Stock
	Preferred Stock - Series A		Common Stock		Stock To Be	Additional Paid-In	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Issued	Capital	Deficit	Deficit
Balances as of June 30, 2017	1,000,000	$1,000	187,866,308	$187,867	$45,082	$9,859,138	$(15,875,299)	$(5,782,212)
Shares Issued for Debt Conversions	-	-	1,068,965,029	1,068,964	-	(642,603)	-	426,361
Stock Compensation	-	-	3,000,000	3,000	44,400	2,400	-	49,800
Net Loss	-	-	-	-	-	-	(7,950,169)	(7,950,169)
Balances as of June 30, 2018	1,000,000	1,000	1,259,831,337	1,259,831	89,482	9,218,935	(23,825,468)	(13,256,220)
Stock Compensation	-	-	-	-	35,550	-	-	35,550
Net Income	-	-	-	-	-	-	5,264,597	5,264,597
Balances as of June 30, 2019	1,000,000	$1,000	1,259,831,337	$1,259,831	$125,032	$9,218,935	$(18,560,871)	$(7,956,073)

The accompanying notes are an integral part of these financial statements.

LIFE CLIPS, INC.

STATEMENTS OF CASH FLOWS

For the Years Ended

	June 30, 2019	June 30, 2018
Cash Flows From Operating Activities:
Net Income/(Loss)	$5,264,597	$(7,950,169)

Adjustments to Reconcile Net Income/(Loss) to Net Cash From Operating Activities:
Stock Compensation	35,550	49,800
Loss on Extinguishment of Debt	-	559,564
Changes in Fair Value of Derivative Liabilities	(6,128,517)	6,324,518
Amortization of Debt Discount	112,329	457,686

Changes in Assets and Liabilities:
Accounts Receivable	-	3,064
Accounts Payable	451	156,760
Accrued Expenses and Interest Payable	366,112	126,845
Due to Related Parties	300,000	163,050
Deferred Revenue	-	(84,538)
Net Cash From Operating Activities	(49,478)	(193,420)

Cash Flows From Financing Activities:
Proceeds From Convertible Notes Payables	75,000	110,000
Net Cash From Financing Activities	75,000	110,000

Net Change in Cash	25,522	(83,420)

Cash at Beginning of Period	8,252	91,672

Cash at End of Period	$33,774	$8,252

Supplemental Disclosures of Cash Flow Information:
Cash Paid for:
Interest	$-	$-
Income Taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES

Value of common shares issued as payment of debt	$-	$426,361

The accompanying notes are an integral part of these financial statements.

Life Clips, Inc.

Notes to Financial Statements

June 30, 2019 and 2018

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

For option-based simple derivative financial instruments, the Company uses the Monte Carlo option-pricing model to value the derivative instruments at inception and subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.

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

Stock Based Compensation – ASC 718 “Compensation-Stock Compensation” prescribes accounting and reporting standards for all stock-based compensation plan payments awarded to employees, including employee stock options, restricted stock, employee stock purchase plans and stock appreciation rights, which may be classified as either equity or liabilities. The Company should determine if a present obligation to settle the share-based payment transaction in cash or other assets exists. A present obligation to settle in cash or other assets exists if: (a) the option to settle by issuing equity instruments lacks commercial substance or (b) the present obligation is implied because of an entity’s past practices or stated policies. If a present obligation exists, the transaction should be recognized as a liability; otherwise, the transaction should be recognized as equity.

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

Recognition of Revenues – The Company recognized revenue in accordance with Accounting Standards Update (“ASU”) No. 2014-09 “Revenue from Contracts with Customers”. The Company recognized as revenues the amount of the transaction price that is allocated to the respective performance obligations when the performance obligation is satisfied, or as it is satisfied. The Company primarily sells disposable and recyclable cell phone batteries. The Company’s performance obligation is satisfied when the goods have been delivered, which is at a point in time. The Company applies the following five steps in order to determine the appropriate amount of revenue recognized as it fulfills its obligations under each of its agreements:

●	identify the contract with a customer;
●	identify the performance obligations in the contract;
●	determine the transaction price;
●	allocate the transaction price to performance obligations in the contract; and
●	recognize revenue as the performance obligation is satisfied.

Reclassifications – Certain amounts in the 2018 financial statements have been reclassified to conform to the current period financial presentation. These reclassifications had no effect on the previously reported net income, cash flows or shareholders’ deficit.

Recently Issued Accounting Pronouncements – Financial Accounting Standards Board, or FASB, Accounting Standards Update, or ASU 2016-02 “Leases (Topic 842)”- In February 2016, the FASB issued ASU 2016-02, which will require lessees to recognize almost all leases on their balance sheet as a right-of-use asset and a lease liability. For income statement purposes, the FASB retained a dual model, requiring leases to be classified as either operating or finance. Classification will be based on criteria that are largely similar to those applied in current lease accounting, but without explicit bright lines. Lessor accounting is similar to the current model, but updated to align with certain changes to the lessee model and the new revenue recognition standard. This ASU is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company is currently evaluating the potential impact this standard will have on its financial statements and related disclosures.

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

NOTE 3. UNCERTAINTY OF ABILITY TO CONTINUE AS A GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying financial statements, the Company has minimal revenues, net accumulated losses since inception and an accumulated deficit of $18,560,871. These factors raise doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on management funding operating costs. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 4. RELATED PARTY TRANSACTIONS

At June 30, 2019 and 2018, due to related parties was $463,050 and $163,050, respectively. This was comprised of unpaid compensation of $352,550 to Victoria Rudman, $80,500 to William Singer, and $30,000 to Charles Adelson.

As of June 2, 2020, the board approved to pay these amounts by converting them to common stock.

(1)	Victoria Rudman has accrued salary at the rate of $15,000 per month and chairman fees at the rate of $4,000 per month since July 1, 2018.
(2)	William Singer has accrued salary at the rate of $1,000 per month and director fees at the rate of $2,500 per month since July 1, 2018.
(3)	Charles Adelson has accrued director fees at the rate of $2,500 per month since July 1, 2018.

NOTE 5. NOTES PAYABLE – IN DEFAULT

At June 30, 2019 and 2018, the Company had two notes payable in the amount of $530,000, with the following terms:

1.	The Batterfly Acquisition Note required the Company to make two payments of $250,000 on October 6, 2017 and February 13, 2017. Upon failure to pay the payment due, the balance began to accrue at 11% interest per annum.
2.	On July 14, 2016, the Company issued a new promissory note to NUWA Group, LLC., from which the Company received $30,000 in gross proceeds, has a maturity date of October 14, 2016, and bears interest at 5% per annum. This promissory note does not have a conversion feature.

NOTE 6. CONVERTIBLE DEBT

Convertible Notes

Balance at June 30, 2019	Balance at June 30, 2018	Due Date	Interest Rate at June 30, 2019	Conversion Terms
$1,931,806	$1,931,806	Range from 05/13/2017 to 04/18/2019	Range from 3.85% to 22%	Conversion price equal to fifty percent (50%) of the lowest trading price during the twenty (20) trading day period prior to the date of conversion - $0.0001 at June 30, 2019, convertible into 19,318 million shares not including interest.
332,154	332,154	Range from 06/10/17 to 03/30/18	10%	Conversion price equal to seventy five percent (75%) of the lowest trading price during the five (5) trading day period prior to the date of conversion - $0.00015 at June 30, 2019, convertible into 2,214 million shares not including interest.
165,000	90,000	Range from 01/27/2018 to 11/15/2019	Range from 10% to 22%	Conversion price equal to fifty percent (50%) of the lowest trading price during the five (5) trading day period prior to the date of conversion - $0.0001 at June 30, 2019, convertible into 1,650 million shares not including interest.

$2,428,960	$2,353,960

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

The convertible notes had a debt discount of $22,890 and $60,219 as of June 30, 2019 and 2018, respectively.

Total amortization of debt discount amounted to $112,329 and $457,686 for the years ended June 30, 2019 and 2018, respectively.

NOTE 6. DERIVATIVE FINANCIAL INSTRUMENTS

The Company’s convertible promissory notes and detachable warrants gave rise to derivative financial instruments. The notes embodied certain terms and conditions that were not clearly and closely related to the host debt agreement in terms of economic risks and characteristics. These terms and features consist of the embedded conversion option. Additionally, the detachable warrants contained terms and features that gave rise to derivative liability classification. As of June 30, 2019, the Company does not have enough authorized shares to settle all potential conversion and warrant transactions.

The following tables summarize the components of the Company’s derivative liabilities and linked common shares as of June 30, 2019 and 2018 and the amounts that were reflected in income related to derivatives for the period ended:

	June 30, 2019
The financings giving rise to derivative financial instruments	Indexed Shares* (in millions)	Fair Values
Embedded derivatives	21,674	$3,230,842
Total	21,674	$3,230,842

*including principal and interest

	June 30, 2018
The financings giving rise to derivative financial instruments	Indexed Shares* (in millions)	Fair Values
Embedded derivatives	24,432	$9,284,352
Derivative warrants	1	7
Total	24,433	$9,284,359

*including principal and interest

The following table summarizes the effects on the Company’s gain (loss) associated with changes in the fair values of the derivative financial instruments by type of financing for the years ended June 30, 2019 and 2018:

	For the Years Ended
The financings giving rise to derivative financial instruments and the gain (loss) effects:	June 30, 2019	June 30, 2018
Embedded derivatives	$6,189,531	$(210,272)
Derivative warrants	(5)	-
Total	$6,189,526	$(210,272)

Current accounting principles that are provided in ASC 815 - Derivatives and Hedging require derivative financial instruments to be classified in liabilities and carried at fair value with changes recorded in income. The Company has selected the Monte Carlo Simulations valuation technique to fair value the compound embedded derivative because it believes that this technique is reflective of all significant assumption types, and ranges of assumption inputs, that market participants would likely consider in transactions involving compound embedded derivatives. Such assumptions include, among other inputs, interest risk assumptions, credit risk assumptions and redemption behaviors in addition to traditional inputs for option models such as market trading volatility and risk-free rates. The Monte Carlo Simulations Model technique is a level three valuation technique because it requires the development of significant internal assumptions in addition to observable market indicators.

Significant inputs and results arising from the Monte Carlo Simulation process are as follows for the embedded derivatives that have been bifurcated from the convertible notes and classified in liabilities:

	June 30, 2019	June 30, 2018
Quoted market price on valuation date	$0.0003	$0.0005
Range of effective contractual conversion rates	$0.00015 - $0.00023	$0.0001 - $0.0003
Contractual term to maturity	0.11 – 0.42 Years	0 – 0.83 Years
Market volatility:
Volatility	0% - 57.68%	210%
Risk-adjusted interest rate	2.12% - 2.21%	2.15%

The Company has selected the Black Scholes Merton valuation technique to fair value the detachable warrants because it believes that this technique is reflective of all significant assumption types, and ranges of assumption inputs, that market participants would likely consider in transactions involving compound embedded derivatives.

Significant inputs and results arising from the Black Scholes Merton process are as follows for the detachable warrants classified in liabilities:

	June 30, 2019	June 30, 2018
Quoted market price on valuation date	$0.0003	$0.0005
Contractual strike price	$0.40	$0.40
Contractual term to maturity	0.11 – 0.42 Years	0.82 – 0.87 Years
Market volatility:
Volatility	0% - 57.68%	210%
Risk-adjusted interest rate	n/a	2.15%

The following table reflects the issuances of compound embedded derivatives and detachable warrants and changes in fair value inputs and assumptions related to the compound embedded derivatives during the years ended June 30, 2019 and 2018.

	Year Ended	Year Ended
	June 30, 2019	June 30, 2018
Balances at beginning of year	$9,284,359	$2,959,841
Issuances:
Embedded derivatives	75,000	443,639
Detachable warrants	-	-
Conversions:
Embedded derivatives	-	(210,272)
Detachable warrants	-	-
Expirations:
Detachable warrants	-	-
Changes in fair value inputs and assumptions reflected in income	(6,128,517)	6,091,151

Balances at end of year	$3,230,842	$9,284,359

NOTE 7. EQUITY

Authorized Capital

On September 28, 2017, the Company filed Articles of Amendment authorizing 5,000,000, shares of common stock, par value $0.001 per share (the “Common Stock”) and 20,000,000 shares of Preferred Stock, par value $0.001 (the “Preferred Stock”). The Board may issue shares of Preferred Stock in one or more series and fix the rights, preferences and privileges thereof, including voting rights, terms of redemption, redemption prices, liquidation preferences, number of shares constituting any series or the designation of such series, without further vote or action by the stockholders.

Preferred Stock

Effective May 19, 2017, the Company amended its Articles of Incorporation to designate 1,000,000 shares of preferred stock as Series A Preferred Stock, with a par value of $0.001 per share (the “Series A Stock”). Each share of Series A Stock ranks, with respect to dividend rights and rights upon liquidation, winding up or dissolution of the Company, the same as the common stock of the Company, par value $0.001 per share (the “Common Stock”) and is not entitled to any specific dividends or other distributions, other than those declared by the Board of Directors. Each share of Series A Stock has 400 votes on any matter submitted to the shareholders of the Company, and the Series A Stock votes together with the holders of the outstanding shares of all other capital stock of the Company (including the Common Stock and any other series of preferred stock then outstanding), and not as a separate class, series or voting group on any such matter. The Series A Preferred Stock is not transferrable by the holder, and may be redeemed by the Company at any time for the par value. In the event that the holder of Series A Preferred Stock who is an employee or officer of the Company leaves their position as an employee or officer of the Company for any reason, the Series A Preferred Stock held by that holder will be automatically cancelled and will revert to being authorized and unissued shares of Series A Preferred Stock. The Series A Stock is not convertible into any other class of shares of the Company.

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

Warrants and Options

At June 30, 2019 and 2018, the Company had 0 and 975,000 warrants outstanding, respectively, with a strike price of $0.40. No warrants were granted during the years ended June 30, 2019 and 2018. All warrants expired during the year ended June 30, 2019. The weighted average remaining lives of the warrants were 0.84 at June 30, 2018.

NOTE 9. INCOME TAX PROVISION

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

At June 30, 2019, the Company has a net operating loss carry-forward of $18,560,871 available to offset future taxable income expiring through 2035. Utilization of future net operating losses may be limited due to potential ownership changes under Section 382 of the Internal Revenue Code.

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on consideration of these items, management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a full valuation allowance as of June 30, 2019.

The effects of temporary differences that gave rise to significant portions of deferred tax assets at June 30, 2019 and 2018 are approximately as follows:

	June 30, 2019	June 30, 2018
Net Operating Loss Carryforward	$18,560,871	$23,825,468
Above multiplied by tax rate of	21%	21%
Gross Deferred Tax Assets	3,897,783	5,003,348
Less Valuation Allowance	(3,897,783)	(5,003,348)
Total Deferred Tax Assets – Net	$-	$-

A reconciliation of income taxes computed at the statutory rate to the income tax amount recorded is as follows:

	Year ended June 30
	2019	2018
Income tax expense (benefit) at statutory rate	$1,105,565	$(1,669,535)
Tax Cuts and Job Act Impact	-	2,063,789
Decrease in valuation allowance	(1,105,565)	(394,254)
Income tax expense	$-	$-

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

NOTE 10. COMMITTMENTS AND CONTINGENCIES

From time to time, the Company may be a party to other legal proceedings. Management currently believes that the ultimate resolution of these matters will not have a material adverse effect on consolidated results of operations, financial position, or cash flow.

NOTE 11. SUBSEQUENT EVENTS

The Company follows the guidance in ASC 855-10-50 for the disclosure of subsequent events. The company will evaluate subsequent events through the date of the issuance of the financial statements.

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

On September 17, 2020, the Company entered into an 18% Convertible Promissory Note with Long Side Ventures LLC, an unaffiliated third party. The note was in a principal amount of $5,000, and is convertible at a price equal to fifty percent (50%) of the lowest trading price during the twenty-trading day period prior to the date of conversion. The note maturity date is September 17, 2021.

On November 12, 2020, the Company entered into an 18% Convertible Promissory Note with Long Side Ventures LLC, an unaffiliated third party. The note was in a principal amount of $5,000, and is convertible at a price equal to fifty percent (50%) of the lowest trading price during the twenty-trading day period prior to the date of conversion. The note maturity date is November 12, 2021.

On November 13, 2020, the Company entered into an 18% Convertible Promissory Note with RT Acquisitions LLC, an unaffiliated third party. The note was in a principal amount of $10,000, and is convertible at a price equal to fifty percent (50%) of the lowest trading price during the twenty-trading day period prior to the date of conversion. The note maturity date is November 13, 2021.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Management’s annual report on internal control over financial reporting

Our management, including our principal executive officer and principal financial officer, is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our internal control over financial reporting as of June 30, 2019. Our management’s evaluation of our internal control over financial reporting was based on the framework in Internal Control-Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that as of June 30, 2019, our internal control over financial reporting was not effective.

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

Changes in Internal Control Over Financial Reporting.

We have made no change in our internal control over financial reporting during the fourth quarter of our fiscal year ended June 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Set forth below are the names of the directors and officers of the Company, all positions and offices with the Company held, the period during which he/she has served as such, and the business experience during at least the last five years:

Name and Address	Age	Date Appointed to Office	Position(s)
Victoria Rudman	52	January 16, 2017	Director and Chief Financial Officer
		April 3, 2018	Interim Chief Executive Officer
William Singer	48	March 1, 2017	Director, EVP Sales and Marketing
Dr. Charles Adelson	42	August 29, 2017	Director

The above listed officers and directors are not involved, and have not been involved in the past five years, in any legal proceedings that are material to an evaluation of their ability or integrity.

DESCRIPTION

Background Information about Our Officers and Directors

Victoria Rudman – Director, Chief Financial Officer and Interim Chief Executive Officer

Ms. Victoria Rudman has been the Company’s Chief Financial Officer, Secretary, Treasurer and a Director since January 16, 2017, and its Interim Chief Executive Officer since April 3, 2018. Ms. Rudman has over 20 years of professional experience in multiple aspects of leadership, operations, accounting, finance, taxation and fiscal management.

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

Any and all previous agreements were replaced with a board resolution made on June 2, 2020 and effective from July 1, 2018, resolving that Victoria Rudman has accrued salary at the rate of $15,000 per month and chairman fees at the rate of $4,000 per month since July 1, 2018.

In addition, the Company granted to Ms. Rudman, effective as of June 30, 2017, a total of 7,500,000 shares of the Company’s unregistered common stock, par value $0.001 per share (the “Common Stock”). 1,875,000 shares of the Common Stock will vest on December 30, 2017, 1,875,000 shares of the Common Stock will vest on June 30, 2017 and 625,000 shares of the Common Stock will vest each month thereafter.

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

In 2012, Mr. Singer was President of Tru Connect LLC, a national provider of wireless voice, messaging, and data services. Mr. Singer’s sole position in the prior 5 years, other than with True Connect LLC (or with the Company), has been as the Managing Member of Summerland Advisors, LLC, a registered investment advisor in California, from 2012 to the present. He became involved with the Company in October 2015 as an advisor, and served as the Company’s vice president of sales since March 1, 2017.

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

In addition, the Company granted to Mr. Singer, effective as of March 1, 2017, a total of 6,000,000 shares of the Company’s unregistered common stock, par value $0.001 per share (the “Common Stock”). 1,500,000 shares of the Common Stock will vest on March 1, 2018 and 250,000 shares of the Common Stock will vest each month thereafter.

Pursuant to the Agreement, the Company also agreed to grant Mr. Singer 500,000 shares of Common Stock on each anniversary of March 1, 2017, provided that the amount of these shares of Common Stock will be based on performance and may be adjusted by the Board. The shares of Common Stock in these grants will vest 50% on each anniversary of the applicable grant.

Any and all previous agreements were replaced with a board resolution made on June 2, 2020 and effective from July 1, 2018, resolving that William Singer has accrued salary at the rate of $1,000 per month and director fees at the rate of $2,500 per month since July 1, 2018.

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

Dr. Charles Adelson – Director

Dr. Charles Adelson graduated from the University of Central Florida in Orlando, where he received a B.S. in Micro and Molecular Biology. Dr. Charles Adelson went on to receive his Doctor of Medical Dentistry at Nova Southeastern University’s School of Dental Medicine. He continued his studies there after completing a three-year postdoctoral surgical residency with extensive training in implant placement, periodontal surgery, and regenerative bone therapy. Dr. Charles Adelson has participated in several medical missions sponsored by the Women of Hope. He traveled to both the inner cities and the rural areas of Jamaica, providing dental care to orphan children. In addition to dentistry and philanthropy, Dr. Adelson is as well an experienced businessman owning several commercial properties throughout South Florida.

The background information presented above regarding Dr. Adelson’s specific experience, qualifications, attributes and skills in addition to his reputation for integrity, honesty and adherence to high ethical standards are expected to benefit the Company as a member of its Board of Directors.

Any and all previous agreements were replaced with a board resolution made on June 2, 2020 and effective from July 1, 2018, resolving that Charles Adelson has accrued director fees at the rate of $2,500 per month since July 1, 2018.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 (the “34 Act”) requires our officers and directors and persons owning more than ten percent of the Common Stock, to file initial reports of ownership and changes in ownership with the Securities and Exchange Commission (“SEC”). Additionally, Item 405 of Regulation S-K under the 34 Act requires us to identify in its Form 10-K and proxy statement those individuals for whom one of the above referenced reports was not filed on a timely basis during the most recent year or prior years. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons we believe that during year ended June 30, 2019, all filing requirements applicable to our executive officers and directors, and persons who own more than 10% of our common stock were complied with except Ms. Rudman, Mr. Singer and Dr. Adelson failed to file a Form 3 or Form 4 as required under the 34 Act.

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

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth information concerning the compensation of our named executive officers during Fiscal 2019 and 2018:

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards	Non-Equity Incentive Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Totals ($)

Victoria Rudman, CFO and Interim CEO (1)(2)	2018	$150,000	—	—	—	—	—	—	$150,000

Victoria Rudman, CFO and Interim CEO (3)	2019	$180,000	—	—	—	—	—	—	$180,000

(1) The compensation for Ms. Rudman is being accrued until the Company has sufficient funds to pay for their services.

(2) Victoria Rudman was granted 7,500,000 shares of common stock on June 30, 2017; of which 1,875,000 shares vested on December 30, 2017 and 1,875,000 shares vested on June 30, 2018 and thereafter 625,000 shares of the Common Stock vested each month thereafter. By December 31, 2018, the entire 7,500,000 share grant was fully vested.

(3) For the year ending June 30, 2019, Ms. Rudman’s employment agreement, made by the former CEO, did not auto-renew, as it was deemed to be no longer pertinent. It was replaced on June 1, 2018 with a board resolution on June 2, 2020 (see Note 10) and her salary is being accrued.

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

The company has accruing the following monthly fees since July 1, 2018:

Victoria Rudman, Chairman	$4,000
William Singer, Director	$2,500
Charles Adelson, Director	$2,500

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following sets forth the number of shares of our $0.001 par value common stock beneficially owned by (i) each person who, as of June 30, 2019, was known by us to own beneficially more than five percent (5%) of its common stock; (ii) our individual Directors and (iii) our Officers and Directors as a group. A total of 1,259,831,337 common shares were issued and outstanding as of June 30, 2019.

Name and Address of Beneficial Owner(1)	Common Stock Beneficial Ownership	Percent of Class(2)	Outstanding Series A Preferred Stock	Percent of Class
Named Executive Officers and Directors:
Victoria Rudman (4)	3,750,000	0.30%	1,000,000	100.00%
William Singer (5)	2,250,000	0.20%
Dr. Charles Adelson (6)
All executive officers and directors as a group (five people)	6,000,000	0.50%	1,000,000	100.00%

Other 5% Stockholders	None

Only included above are shares vested but not yet issued through June 30, 2019.

(1) All ownership is beneficial and of record, unless indicated otherwise.

(2) The Beneficial owner has sole voting and investment power with respect to the shares shown

(3) Each share of Series A Preferred Stock entitles the holder to 400 votes on all matters submitted to a vote of the Company’s stockholders.

(4) Victoria Rudman was granted 7,500,000 shares of restricted common stock on June 30, 2017; of which 1,875,000 shares vested on December 30, 2017, 1,875,000 shares vested on June 30, 2018 and thereafter 625,000 shares of the Common Stock vested each month thereafter. By March 1, 2019, the entire 6,000,000 share grant was fully vested. By December 31, 2018, the entire 7,500,000 share grant was fully vested. Ms. Rudman’s employment contract ended on June 30, 2019 and she has been working for stock issuances granted by the board of directors.

(5) William Singer was re-issued 3,000,000 shares on July 28, 2017 for prior year services. He was also granted 6,000,000 on August 31, 2017; of which 1,500,000 shares vested on August 31, 2017 and 1,500,000 shares vested on March 1, 2018 and thereafter 250,000 shares of the Common Stock vested each month thereafter. Mr. Singer’s employment contract ended on March 1, 2019 and he has been working for stock issuances granted by the board of directors.

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

Dr. Adelson has since been working for stock issuances granted by the board of directors.

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

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our independent auditor, Accell Audit and Compliance, P.A. billed an aggregate of $21,500 for the year ended June 30, 2019 for professional services rendered for the audit of the Company’s quarterly and annual financial statements.

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

+ Management contract or compensatory plan

SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on October 13.

Life Clips, Inc.

By:	/s/ Victoria Rudman
Victoria Rudman, Interim Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacity and on the date indicated.

Signature	Title	Date

/s/ Victoria Rudman		November 24, 2020
Victoria Rudman	Interim Chief Executive Officer, Chief Financial Officer and Director (Principal Executive Officer and Principal Financial and Accounting Officer)

/s/ William Singer		November 24, 2020
William Singer	Director

-22-