Form 10-Q
period 2019-12-31
Life Clips, Inc.
filed 2020-12-16
CIK 1604930

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] Quarterly report pursuant section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2019

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

FORM 10-Q FOR THE QUARTER ENDED DECEMBER 31, 2019

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Life Clips, Inc.

Consolidated Balance Sheets

	December 31, 2019	June 30, 2019
	(Unaudited)	(Audited)
ASSETS
Current assets
Cash	$23,720	$33,774
Total assets	$23,720	$33,774

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accounts Payable	$352,387	$352,387
Due to Related Party	613,050	463,050
Accrued Expenses and Interest Payable	1,194,604	1,007,498
Convertible Note Payable	-	75,000
Convertible Note Payable - In Default (net of discount of $0 and $22,890, respectively)	2,428,960	2,331,070
Notes Payable - In Default	530,000	530,000
Derivative Liability - Convertible Notes Payable	17,163,313	3,230,842
Total Current Liabilities	22,282,314	7,989,847

Commitments and Contingencies (Note 8)

Shareholders’ deficit
Preferred stock, ($0.001 par value; 20,000,000 shares authorized, 1,000,000 shares issued and outstanding)	1,000	1,000
Common Stock, ($0.001 par value; 5,000,000,000 shares authorized, 1,259,831,337 shares issued and outstanding)	1,259,831	1,259,831
Shares to be issued/returned	125,032	125,032
Additional paid in capital	9,218,935	9,218,935
Accumulated deficit	(32,863,392)	(18,560,871)
Total shareholders’ deficit	(22,258,594)	(7,956,073)

Total liabilities and shareholders’ deficit	$23,720	$33,774

The accompanying notes are an integral part of these consolidated financial statements.

Life Clips, Inc.

Consolidated Statements of Operations

For the Three and Six Months ended December 31, 2019 and 2018

(Unaudited)

	For the three month	For the three month	For the six month	For the six month
	period ended	period ended	period ended	period ended
	December 31, 2019	December 31, 2018	December 31, 2019	December 31, 2018
Revenues
Revenues	$-	$-	$-	$-
Cost of Goods Sold	-	-	-	-
Gross Profit	-	-	-	-

Operating Costs:
Professional Fees	75,000	90,236	153,655	182,266
Other General and Administrative Expenses	936	1,019	5,194	4,001
Software Fees and Support	225	225	1,204	572
Total Operating Costs	76,161	91,480	160,053	186,839

Loss from Operations	(76,161)	(91,480)	(160,053)	(186,839)

Other Income/(Expense):
Loss on Extinguishment of Debt	-	(35,268)	-	(73,048)
Interest Expense	(99,695)	(91,964)	(209,997)	(182,514)
Change in Fair Value of Derivative	(13,612,808)	2,616,268	(13,932,471)	7,489,314
Total Other Income (Expense)	(13,712,503)	2,489,036	(14,142,468)	7,233,752
Income/(Loss) Before Income Taxes	(13,788,664)	2,397,556	(14,302,521)	7,046,913
Provision for Income Taxes	-	-	-	-
Net Income/(Loss)	$(13,788,664)	$2,397,556	$(14,302,521)	$7,046,913

Earnings/(Loss) Per Share: Basic and Diluted	$(0.01)	**	$(0.01)	$0.01
Weighted Average Number of Common Shares Outstanding: Basic and Diluted	1,259,831,337	1,259,831,337	1,259,831,337	1,259,831,337

**Less than $0.01

The accompanying notes are an integral part of these consolidated financial statements.

LIFE CLIPS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT (UNAUDITED)

For the three months ended December 31, 2019 and 2018

	Preferred		Common		Shares to be	Additional		Total
	Stock		Stock		Issued and	Paid-In	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Returned	Capital	Deficit	(Deficit)
Balances as of September 30, 2019	1,000,000	$1,000	1,259,831,337	$1,259,831	$125,032	$9,218,935	$(19,074,728)	$(8,469,930)
Net Loss	-	-	-	-	-	-	(13,788,664)	(13,788,664)
Balances as of December 31, 2019	1,000,000	$1,000	1,259,831,337	$1,259,831	$125,032	$9,218,935	$(32,863,392)	$(22,258,594)

	Preferred		Common		Shares to be	Additional		Total
	Stock		Stock		Issued and	Paid-In	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Returned	Capital	Deficit	(Deficit)
Balances as of September 30, 2018	1,000,000	$1,000	1,259,831,337	$1,259,831	$89,482	$9,218,935	$(19,176,111)	$(8,606,863)
Net Income	-	-	-	-	-	-	2,397,556	2,397,556
Balances as of December 31, 2018	1,000,000	$1,000	1,259,831,337	$1,259,831	$89,482	$9,218,935	$(16,778,555)	$(6,209,307)

For the six months ended December 31, 2019 and 2018

	Preferred		Common		Shares to be	Additional		Total
	Stock		Stock		Issued and	Paid-In	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Returned	Capital	Deficit	(Deficit)
Balances as of June 30, 2019	1,000,000	$1,000	1,259,831,337	$1,259,831	$125,032	$9,218,935	$(18,560,871)	$(7,956,073)
Net Loss	-	-	-	-	-	-	(14,302,521)	(14,302,521)
Balances as of December 31, 2019	1,000,000	$1,000	1,259,831,337	$1,259,831	$125,032	$9,218,935	$(32,863,392)	$(22,258,594)

	Preferred		Common		Shares to be	Additional		Total
	Stock		Stock		Issued and	Paid-In	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Returned	Capital	Deficit	(Deficit)
Balances as of June 30, 2018	1,000,000	$1,000	1,259,831,337	$1,259,831	$89,482	$9,218,935	$(23,825,468)	$(13,256,220)
Net Income	-	-	-	-	-	-	7,046,913	7,046,913
Balances as of December 31, 2018	1,000,000	$1,000	1,259,831,337	$1,259,831	$89,482	$9,218,935	$(16,778,555)	$(6,209,307)

The accompanying notes are an integral part of these consolidated financial statements.

Life Clips, Inc.

Consolidated Statements of Cash Flows

For the Six Months Ended

(Unaudited)

	December 31, 2019	December 31, 2018
Cash Flows From Operating Activities:
Net Income/(Loss)	$(14,302,521)	$7,046,913

Adjustments to Reconcile Net Income/(Loss) to Net Cash From Operating Activities:
Changes in Fair Value of Derivative Liabilities	13,932,471	(7,489,314)
Amortization of Debt Discount	22,890	53,022

Changes in Assets and Liabilities:
Accounts Payable	-	(439)
Due to Related Parties	150,000	150,000
Accrued Expenses and Interest Payable	187,106	202,432
Net Cash From Operating Activities	(10,054)	(37,386)

Cash Flows From Financing Activities:
Proceeds From Convertible Notes Payables	-	75,000
Net Cash From Financing Activities	-	75,000

Net Change in Cash	(10,054)	37,614

Cash at Beginning of Period	33,774	8,252

Cash at End of Period	$23,720	$45,866

Supplemental Disclosures of Cash Flow Information:
Cash Paid for:
Interest	$-	$-
Income Taxes	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

Life Clips, Inc.

Footnotes to Consolidated Financial Statements

December 31, 2019

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

Interim Disclosures – These unaudited consolidated financial statements should be read with the Company’s audited financial statements and footnotes included in the Company’s Report on Form 10-K for the year ended June 30, 2019, filed with the Securities and Exchange Commission (“the Commission”) on November 25, 2020. The results of operations for the six month period ended December 31, 2019 are not necessarily indicative of the results that may be expected for the entire year ending June 30, 2020 or for any future period.

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

NOTE 3. UNCERTAINTY OF ABILITY TO CONTINUE AS A GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying financial statements, the Company has no revenues, net accumulated losses since inception and an accumulated deficit of $32,863,392. These factors raise doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on management funding operating costs. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 4. NOTES PAYABLE

At December 31, 2019 and June 30, 2019, the Company had two notes payable in the amount of $530,000, with the following terms:

1.	The Batterfly Acquisition Note required the Company to make two payments of $250,000 on October 6, 2017 and February 13, 2017. Upon failure to pay the payment due, the balance began to accrue interest at 11% per annum.

2.	On July 14, 2016, the Company issued a new promissory note to NUWA Group, LLC., from which the Company received $30,000 in gross proceeds, has a maturity date of October 14, 2016, and bears interest at 5% per annum. This promissory note does not have a conversion feature.

NOTE 5. CONVERTIBLE DEBT

Convertible Notes

Balance at December 31, 2019	Balance at June 30, 2019	Due Date	Interest Rate	Conversion Terms
$1,931,806	$1,931,806	Range from 05/13/2017 to 4/18/2019	Range from 3.85% to 22%	Conversion price equal to fifty percent (50%) of the lowest trading price during the twenty (20) trading day period prior to the date of conversion - $0.00005 at December 31, 2019, convertible into 19,318 million shares not including interest.
332,154	332,154	Range from 06/10/17 to 3/30/18	10%	Conversion price equal to seventy five percent (75%) of the lowest trading price during the five (5) trading day period prior to the date of conversion - $0.00012 at December 31, 2019, convertible into 2,214 million shares not including interest.
165,000	165,000	Range from 01/27/2018 to 11/15/2019	Range from 10% to 22%	Conversion price equal to fifty percent (50%) of the lowest trading price during the five (5) trading day period prior to the date of conversion - $0.00005 at December 31, 2019, convertible into 1,650 million shares not including interest.
$2,428,960	$2,428,960

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

Future Commitments

At December 31, 2019 the Company has outstanding convertible debt of $2,428,960, which is due within the next 12 months.

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

As of December 31, 2019, the Company does not have enough authorized shares to settle all potential conversion and warrant transactions.

The following tables summarize the components of the Company’s derivative liabilities and linked common shares as of December 31, 2019 and June 30, 2019 and the amounts that were reflected in income related to derivatives for the period ended:

	December 31, 2019
The financings giving rise to derivative financial instruments	Indexed Shares* (in millions)	Fair Values
Embedded derivatives	68,823	$17,163,313
Total	68,823	$17,163,313

*including principal and interest

	June 30, 2019
The financings giving rise to derivative financial instruments	Indexed Shares* (in millions)	Fair Values
Embedded derivatives	21,674	$3,230,842
Total	21,674	$3,230,842

*including principal and interest

The following table summarizes the effects on the Company’s gain (loss) associated with changes in the fair values of the derivative financial instruments by type of financing for the three months ended December 31, 2019 and 2018:

The financings giving rise to derivative financial instruments and the gain	For the Three Months Ended
(loss) effects:	December 31, 2019	December 31, 2018
Embedded derivatives	$(13,612,808)	$2,616,268
Derivative warrants	-	-
Total	$(13,612,808)	$2,616,268

The following table summarizes the effects on the Company’s gain (loss) associated with changes in the fair values of the derivative financial instruments by type of financing for the six months ended December 31, 2019 and 2018:

The financings giving rise to derivative financial instruments and the gain	For the Six Months Ended
(loss) effects:	December 31, 2019	December 31, 2018
Embedded derivatives	$(13,932,471)	$7,489,314
Derivative warrants	-	-
Total	$(13,932,471)	$7,489,314

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

Significant inputs and results arising from the Monte Carlo Simulation process are as follows for the embedded derivatives that have been bifurcated from the convertible notes and classified in liabilities:

	December 31, 2019	June 30, 2019
Quoted market price on valuation date	$0.0003	$0.0003
Range of effective contractual conversion rates	$0.00005 - $0.00012	$0.00015 - $0.00023
Contractual term to maturity	0.25 Years	0.11 – 0.42 Years
Market volatility:
Volatility	0% - 57.68%	0% - 57.68%
Risk-adjusted interest rate	2.12% - 2.21%	2.12% - 2.21%

The following table reflects the issuances of compound embedded derivatives and detachable warrants and changes in fair value inputs and assumptions related to the embedded derivatives and detachable warrants during the period ended December 31, 2019 and the year ended June 30, 2019.

	Period Ended	Year Ended
	December 31, 2019	June 30, 2019
Balances at beginning of year	$3,230,842	$9,284,359
Issuances:
Embedded derivatives	-	75,000
Detachable warrants	-	-
Conversions:
Embedded derivatives	-	-
Detachable warrants	-	-
Expirations:
Detachable warrants	-	-
Changes in fair value inputs and assumptions reflected in income	13,932,471	(6,128,517)

Balances at end of year	$17,163,313	$3,230,842

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

Warrants and Options

At December 31, 2019 and June 30, 2019, the Company had 975,000 warrants outstanding, with a strike price of $0.40. No warrants were granted, forfeited or expired during the six month periods ended December 31, 2019 and 2018. The weighted average remaining lives of the warrants were 0 at December 31, 2019 and June 30, 2019.

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

Recent Developments

None

Significant Accounting Policies

Please see Note 2 to the Company’s unaudited financial statements as of and for the six months ended December 31, 2019 included in this Quarterly Report for a discussion of the Company’s significant accounting policies.

Results of Operations for the Three Months Ended December 31, 2019 and 2018

For the three months ended December 31, 2019 and 2018, we had gross profit of $0.

Total operating costs were $76,161 compared with $91,480 for the three months ended December 31, 2019 and 2018, respectively. The decrease is directly related to lower professional fees.

Other Income (Expense) was $(13,712,503) when compared with $2,489,036 for the three months ended December 31, 2019 and 2018, respectively. This change is primarily due to a change in fair value of derivatives.

Net loss for the three months ended December 31, 2019 was $(13,788,664) as compared to net income of $2,397,556 for the three months ended December 31, 2018.

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

Results of Operations for the Six Months Ended December 31, 2019 and 2018

For the six months ended December 31, 2019 and 2018, we had gross profit of $0.

Total operating costs were $160,053 compared with $186,839 for the six months ended December 31, 2019 and 2018, respectively. The decrease is directly related to lower professional fees.

Other Income (Expense) was $(14,142,468) when compared with $7,233,752 for the six months ended December 31, 2019 and 2018, respectively. This change is primarily due to a change in fair value of derivatives.

Net loss for the six months ended December 31, 2019 was $(14,302,521) as compared to net income of $7,046,913 for the six months ended December 31, 2018.

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

Liquidity and Capital Resources

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. As of December 31, 2019 the Company had cash on hand of $23,720, total assets of $23,720, total liabilities of $22,282,314 and total shareholder’s deficit of $22,258,594.

The Company’s cash was generated from a series of convertible notes issued to non-related third parties. The Company plans to raise additional working capital via additional notes or equity sales to ensure that it will have enough cash to fund its primary operation for the next twelve (12) months.

The Company has no agreements in place with its shareholders, officer and director or with any third parties to fund operations beyond the end of the Company’s December 31, 2019 period ended. The Company has not negotiated nor has available to it any other third party sources of liquidity.

Cash flows from operating activities for the six month periods ended December 31, 2019 and 2018 were $10,054 and $37,386, respectively. The change was primarily due to net loss being offset by changes in fair value of derivative liabilities.

Cash flows from financing activities totaled $0 and $75,000 for the six months period ended December 31, 2019 and 2018, respectively. The $75,000 were proceeds from convertible notes payable.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our chief executive officer and chief financial officer are responsible for establishing and maintaining our disclosure controls and procedures. Disclosure controls and procedures means controls and other procedures that are designed to ensure that information we are required to disclose in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that information required to be disclosed by us in those reports is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our chief executive officer and chief financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of December 31, 2019. Based on that evaluation, our chief executive officer and chief financial officer have concluded that, as of the evaluation date, such controls and procedures were not effective.

Changes in internal controls

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

