Form 10-Q
period 2020-03-31
Life Clips, Inc.
filed 2020-12-16
CIK 1604930

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] Quarterly report pursuant section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2020

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

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2020

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Life Clips, Inc.

Consolidated Balance Sheets

	March 31, 2020	June 30, 2019
	(Unaudited)	(Audited)
ASSETS
Current assets
Cash	$16,100	$33,774
Total assets	$16,100	$33,774

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accounts Payable	$358,687	$352,387
Due to Related Party	688,050	463,050
Accrued Expenses and Interest Payable	1,286,970	1,007,498
Convertible Note Payable	-	75,000
Convertible Note Payable - In Default (net of discount of $0 and $22,890, respectively)	2,428,960	2,331,070
Notes Payable - In Default	530,000	530,000
Derivative Liability - Convertible Notes Payable	10,627,901	3,230,842
Total Current Liabilities	15,920,568	7,989,847

Commitments and Contingencies (Note 8)

Shareholders’ deficit
Preferred stock, ($0.001 par value; 20,000,000 shares authorized, 1,000,000 shares issued and outstanding)	1,000	1,000
Common Stock, ($0.001 par value; 5,000,000,000 shares authorized, 1,259,831,337 shares issued and outstanding)	1,259,831	1,259,831
Shares to be issued/returned	125,032	125,032
Additional paid in capital	9,218,935	9,218,935
Accumulated deficit	(26,509,266)	(18,560,871)
Total shareholders’ deficit	(15,904,468)	(7,956,073)

Total liabilities and shareholders’ deficit	$16,100	$33,774

The accompanying notes are an integral part of these consolidated financial statements.

Life Clips, Inc.

Consolidated Statements of Operations

For the Three and Nine Months ended March 31, 2020 and 2019

(Unaudited)

	For the three month	For the three month	For the nine month	For the nine month
	period ended	period ended	period ended	period ended
	March 31, 2020	March 31, 2019	March 31, 2020	March 31, 2019
Revenues
Revenues	$-	$-	$-	$-
Cost of Goods Sold	-	-	-	-
Gross Profit	-	-	-	-

Operating Costs:
Professional Fees	87,800	79,630	241,455	261,896
Other General and Administrative Expenses	944	1,974	6,150	5,973
Software Fees and Support	164	134	1,369	706
Total Operating Costs	88,908	81,738	248,974	268,575

Loss from Operations	(88,908)	(81,738)	(248,974)	(268,575)

Other Income/(Expense):
Loss on Extinguishment of Debt	-	(35,353)	-	(108,401)
Interest Expense	(92,364)	(91,343)	(302,362)	(273,857)
Change in Fair Value of Derivative	6,535,398	(1,207,669)	(7,397,059)	6,281,646
Total Other Income (Expense)	6,443,034	(1,334,365)	(7,699,421)	5,899,388
Income/(Loss) Before Income Taxes	6,354,126	(1,416,103)	(7,948,395)	5,630,813
Provision for Income Taxes	-	-	-	-
Net Income/(Loss)	$6,354,126	$(1,416,103)	$(7,948,395)	$5,630,813

Earnings/(Loss) Per Share: Basic and Diluted	$0.01	**	$(0.01)	**
Weighted Average Number of Common Shares Outstanding: Basic and Diluted	1,259,831,337	1,259,831,337	1,259,831,337	1,259,831,337

**Less than $0.01

The accompanying notes are an integral part of these consolidated financial statements.

LIFE CLIPS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT (UNAUDITED)

For the three months ended March 31, 2020 and 2019

	Preferred		Common		Shares to be	Additional		Total
	Stock		Stock		Issued and	Paid-In	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Returned	Capital	Deficit	(Deficit)
Balances as of December 31, 2019	1,000,000	$1,000	1,259,831,337	$1,259,831	$125,032	$9,218,935	$(32,863,392)	$(22,258,594)
Net Income	-	-	-	-	-	-	6,354,126	6,354,126
Balances as of March 31, 2020	1,000,000	$1,000	1,259,831,337	$1,259,831	$125,032	$9,218,935	$(26,509,266)	$(15,904,468)

	Preferred		Common		Shares to be	Additional		Total
	Stock		Stock		Issued and	Paid-In	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Returned	Capital	Deficit	(Deficit)
Balances as of December 31, 2018	1,000,000	$1,000	1,259,831,337	$1,259,831	$89,482	$9,218,935	$(16,778,552)	$(6,209,304)
Net Loss	-	-	-	-	-	-	(1,416,103)	(1,416,103)
Balances as of March 31, 2019	1,000,000	$1,000	1,259,831,337	$1,259,831	$89,482	$9,218,935	$(18,194,655)	$(7,625,407)

For the nine months ended March 31, 2020 and 2019

	Preferred		Common		Shares to be	Additional		Total
	Stock		Stock		Issued and	Paid-In	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Returned	Capital	Deficit	(Deficit)
Balances as of June 30, 2019	1,000,000	$1,000	1,259,831,337	$1,259,831	$125,032	$9,218,935	$(18,560,871)	$(7,956,073)
Net Loss	-	-	-	-	-	-	(7,948,395)	(7,948,395)
Balances as of March 31, 2020	1,000,000	$1,000	1,259,831,337	$1,259,831	$125,032	$9,218,935	$(26,509,266)	$(15,904,468)

	Preferred		Common		Shares to be	Additional		Total
	Stock		Stock		Issued and	Paid-In	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Returned	Capital	Deficit	(Deficit)
Balances as of June 30, 2018	1,000,000	$1,000	1,259,831,337	$1,259,831	$89,482	$9,218,935	$(23,825,468)	$(13,256,220)
Net Income	-	-	-	-	-	-	5,630,813	5,630,813
Balances as of March 31, 2019	1,000,000	$1,000	1,259,831,337	$1,259,831	$89,482	$9,218,935	$(18,194,655)	$(7,625,407)

The accompanying notes are an integral part of these consolidated financial statements.

Life Clips, Inc.

Consolidated Statements of Cash Flows

For the Nine Months Ended

(Unaudited)

	March 31, 2020	March 31, 2019
Cash Flows From Operating Activities:
Net Income/(Loss)	$(7,948,395)	$5,630,813

Adjustments to Reconcile Net Income/(Loss) to Net Cash From Operating Activities:
Changes in Fair Value of Derivative Liabilities	7,397,059	(6,281,646)
Amortization of Debt Discount	22,890	88,375

Changes in Assets and Liabilities:
Accounts Payable	6,300	(786)
Due to Related Parties	225,000	225,000
Accrued Expenses and Interest Payable	279,472	293,773
Net Cash From Operating Activities	(17,674)	(44,471)

Cash Flows From Financing Activities:
Proceeds From Convertible Notes Payables	-	75,000
Net Cash From Financing Activities	-	75,000

Net Change in Cash	(17,674)	30,529

Cash at Beginning of Period	33,774	8,252

Cash at End of Period	$16,100	$38,781

Supplemental Disclosures of Cash Flow Information:
Cash Paid for:
Interest	$-	$-
Income Taxes	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

Life Clips, Inc.

Footnotes to Consolidated Financial Statements

March 31, 2020

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

Interim Disclosures – These unaudited consolidated financial statements should be read with the Company’s audited financial statements and footnotes included in the Company’s Report on Form 10-K for the year ended June 30, 2019, filed with the Securities and Exchange Commission (“the Commission”) on November 25, 2020. The results of operations for the nine month period ended March 31, 2020 are not necessarily indicative of the results that may be expected for the entire year ending June 30, 2020 or for any future period.

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

NOTE 3. UNCERTAINTY OF ABILITY TO CONTINUE AS A GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying financial statements, the Company has no revenues, net accumulated losses since inception and an accumulated deficit of $25,509,266. These factors raise doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on management funding operating costs. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 4. NOTES PAYABLE

At March 31, 2020 and June 30, 2019, the Company had two notes payable in the amount of $530,000, with the following terms:

1.	The Batterfly Acquisition Note required the Company to make two payments of $250,000 on October 6, 2017 and February 13, 2017. Upon failure to pay the payment due, the balance began to accrue interest at 11% per annum.
2.	On July 14, 2016, the Company issued a new promissory note to NUWA Group, LLC., from which the Company received $30,000 in gross proceeds, has a maturity date of October 14, 2016, and bears interest at 5% per annum. This promissory note does not have a conversion feature.

NOTE 5. CONVERTIBLE DEBT

Convertible Notes

Balance at March 31, 2020	Balance at June 30, 2019	Due Date	Interest Rate	Conversion Terms
$1,931,806	$1,931,806	Range from 05/13/2017 to 4/18/2019	Range from 3.85% to 22%	Conversion price equal to fifty percent (50%) of the lowest trading price during the twenty (20) trading day period prior to the date of conversion - $0.00005 at March 31, 2020, convertible into 19,318 million shares not including interest.
332,154	332,154	Range from 06/10/17 to 3/30/18	10%	Conversion price equal to seventy five percent (75%) of the lowest trading price during the five (5) trading day period prior to the date of conversion - $0.00008 at March 31, 2020, convertible into 2,214 million shares not including interest.
165,000	165,000	Range from 01/27/2018 to 11/15/2019	Range from 10% to 22%	Conversion price equal to fifty percent (50%) of the lowest trading price during the five (5) trading day period prior to the date of conversion - $0.00005 at March 31, 2020, convertible into 1,650 million shares not including interest.
$2,428,960	$2,428,960

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

Future Commitments

At March 31, 2020, the Company has outstanding convertible debt of $2,428,960 which is due within the next 12 months.

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

As of March 31, 2020, the Company does not have enough authorized shares to settle all potential conversion and warrant transactions.

The following tables summarize the components of the Company’s derivative liabilities and linked common shares as of March 31, 2020 and June 30, 2019 and the amounts that were reflected in income related to derivatives for the period ended:

	March 31, 2020
The financings giving rise to derivative financial instruments	Indexed Shares* (in millions)	Fair Values
Embedded derivatives	71,017	$10,627,901
Total	71,017	$10,627,901

*including principal and interest

	June 30, 2019
The financings giving rise to derivative financial instruments	Indexed Shares* (in millions)	Fair Values
Embedded derivatives	21,674	$3,230,842
Total	21,674	$3,230,842

*including principal and interest

The following table summarizes the effects on the Company’s gain (loss) associated with changes in the fair values of the derivative financial instruments by type of financing for the three months ended March 31, 2020 and 2019:

	For the Three Months Ended
The financings giving rise to derivative financial instruments and the gain (loss) effects:	March 31, 2020	March 31, 2019
Embedded derivatives	$6,535,398	$(1,207,669)
Derivative warrants	-
Total	$6,535,398	$(1,207,669)

The following table summarizes the effects on the Company’s gain (loss) associated with changes in the fair values of the derivative financial instruments by type of financing for the nine months ended March 31, 2020 and 2019:

	For the Nine Months Ended
The financings giving rise to derivative financial instruments and the gain (loss) effects:	March 31, 2020	March 31, 2019
Embedded derivatives	$(7,397,059)	$6,281,651
Derivative warrants	-	(5)
Total	$(7,397,059)	$6,281,646

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

Significant inputs and results arising from the Monte Carlo Simulation process are as follows for the embedded derivatives that have been bifurcated from the convertible notes and classified in liabilities:

	March 31, 2020	June 30, 2019
Quoted market price on valuation date	$0.0002	$0.0003
Range of effective contractual conversion rates	$0.00005 - $0.00008	$0.00015 - $0.00023
Contractual term to maturity	0.25 Years	0.11 – 0.42 Years
Market volatility:
Volatility	0% - 57.68%	0% - 57.68%
Risk-adjusted interest rate	2.12% - 2.21%	2.12% - 2.21%

The following table reflects the issuances of compound embedded derivatives and detachable warrants and changes in fair value inputs and assumptions related to the embedded derivatives and detachable warrants during the period ended March 31, 2020 and the year ended June 30, 2019.

	Period Ended	Year Ended
	March 31, 2020	June 30, 2019
Balances at beginning of year	$3,230,842	$9,284,359
Issuances:
Embedded derivatives	-	75,000
Detachable warrants	-	-
Conversions:
Embedded derivatives	-	-
Detachable warrants	-	-
Expirations:
Detachable warrants	-	-
Changes in fair value inputs and assumptions reflected in income	7,397,059	(6,128,517)

Balances at end of year	$10,627,901	$3,230,842

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

Warrants and Options

At March 31, 2020 and June 30, 2019, the Company had 975,000 warrants outstanding, with a strike price of $0.40. No warrants were granted, forfeited or expired during the nine month periods ended March 31, 2020 and 2019. The weighted average remaining lives of the warrants were 0 at March 31, 2020 and June 30, 2019.

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

Recent Developments

None

Significant Accounting Policies

Please see Note 2 to the Company’s unaudited consolidated financial statements as of and for the nine months ended March 31, 2020 included in this Quarterly Report for a discussion of the Company’s significant accounting policies.

Results of Operations for the Three Months Ended March 31, 2020 and 2019

For the three months ended March 31, 2020 and 2019, we had gross profit of $0.

Total operating costs were $88,908 compared with $81,738 for the three months ended March 31, 2020 and 2019, respectively. The increase is directly related to higher professional fees.

Other Income (Expense) was $6,443,034 when compared with $(1,334,365) for the three months ended March 31, 2020 and 2019, respectively. This change is primarily due to a change in fair value of derivatives.

Net income for the three months ended March 31, 2020 was $6,354,126 as compared to net loss of $(1,416,103) for the three months ended March 31, 2019.

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

Results of Operations for the Nine Months Ended March 31, 2020 and 2019

For the nine months ended March 31, 2020 and 2019, we had gross profit of $0.

Total operating costs were $248,974 compared with $268,575 for the nine months ended March 31, 2020 and 2019, respectively. The decrease is directly related to lower professional fees.

Other Income (Expense) was $(7,699,421) when compared with $5,899,388 for the nine months ended March 31, 2020 and 2019, respectively. This change is primarily due to a change in fair value of derivatives.

Net loss for the nine months ended March 31, 2020 was $(7,948,395) as compared to net income of $5,630,813 for the nine months ended March 31, 2019.

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

Liquidity and Capital Resources

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. As of March 31, 2020 the Company had cash on hand of $16,100, total assets of $16,100, total liabilities of $15,920,568 and total shareholders’ deficit of $15,904,468.

The Company’s cash was generated from a series of convertible notes issued to non-related third parties. The Company plans to raise additional working capital via additional notes or equity sales to ensure that it will have enough cash to fund its primary operation for the next twelve (12) months.

The Company has no agreements in place with its shareholders, officer and director or with any third parties to fund operations beyond the end of the Company’s March 31, 2020 period ended. The Company has not negotiated nor has available to it any other third party sources of liquidity.

Cash flows from operating activities for the nine month periods ended March 31, 2020 and 2019 were $17,674 and $44,471, respectively. This was primarily due to net loss being offset by changes in fair value of derivative liabilities.

Cash flows from financing activities totaled $0 and $75,000 for the nine month periods ended March 31, 2020 and 2019, respectively. The $75,000 were proceeds from convertible notes payable.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our chief executive officer and chief financial officer are responsible for establishing and maintaining our disclosure controls and procedures. Disclosure controls and procedures means controls and other procedures that are designed to ensure that information we are required to disclose in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that information required to be disclosed by us in those reports is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our chief executive officer and chief financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of March 31, 2020. Based on that evaluation, our chief executive officer and chief financial officer have concluded that, as of the evaluation date, such controls and procedures were not effective.

Changes in internal controls

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

