Form 10-K
period 2020-06-30
Life Clips, Inc.
filed 2021-01-04
CIK 1604930

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2020

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

As of December 31, 2020, registrant had outstanding 1,259,831,337 shares of common stock.

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

Products

Our core product is Mobeego batteries.

Batteries

Mobeego consists of a one-time use, non-rechargeable, battery and a special, reusable phone adapter (plug), which is a small device that includes the charging control circuit as well as a specific male connector that matches user device’s female connector. The Company is evaluating the resumption of selling Mobeego in two manners:

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

None.

Employees

As of June 30, 2020, we had no contracted employees.

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

Research and Development

During the year ended June 30, 2020, the Company spent $0 on the development of its products.

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

Calendar Quarter	High	Low
Year Ended December 31, 2019
2019 First Quarter	$0.0005	$0.0004
2019 Second Quarter	$0.0003	$0.0003
2019 Third Quarter	$0.0003	$0.0003
2019 Fourth Quarter	$0.0003	$0.0002

Year Ended December 31, 2020
2020 First Quarter	$0.0002	$0.0001
2020 Second Quarter	$0.0003	$0.0003
2020 Third Quarter	$0.0004	$0.0004

Holders

As of December 31, 2020, there were 66 record holders of our common stock, and there were 1,259,831,337 shares of our common stock outstanding.

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

On June 2, 2020, the Board of Directors, agreed to issue 5,260,000,000 common stock shares in lieu of unpaid management and director salaries of the accrued amounts from July 1, 2018 through and including March 31, 2020. As of the date of this filing, the shares are still pending issuance. On December 17, 2020, this June 2, 2020 Board of Directors approval to exchange the accrued and unpaid salaries of Victoria Rudman, William Singer and Charles Adelson (the “Officers and Directors”) for stock was rescinded. In the best interest of the Company and its shareholders, the shares were not issued to Officers and Directors. The salary accruals will remain on the books until a resolution can be reached.

ITEM 6. SELECTED FINANCIAL DATA

A smaller reporting company is not required to provide the information in this Item.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with the section entitled “Selected Financial Data” and our consolidated financial statements and related notes included elsewhere in this Information Statement. Some of the information contained in this discussion and analysis or set forth elsewhere in this Information Statement, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. See “Cautionary Note Regarding Forward-Looking Statements.” Our actual results may differ materially from those described below. You should read the “Risk Factors” section of this Information Statement for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

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

How We Generate Revenue

In May 2014, the FASB issued ASU 2014-09, which supersedes the revenue recognition requirements of Accounting Standards Codification, or ASC, Topic 605 “Revenue Recognition.” ASU 2014-09 requires revenue recognition to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new revenue recognition model requires identifying the contract, identifying the performance obligations, determining the transaction price, allocating the transaction price to performance obligations and recognizing the revenue upon satisfaction of the performance obligations. ASU 2014-09 also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and change in judgments, and assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-09 can be applied either retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying the update recognized at the date of the initial application along with additional disclosures. This ASU is effective for annual reporting periods beginning after December 15, 2017, with the option to adopt as early as December 15, 2016. The Company adopted the new revenue guidance effective July 1, 2017. There was no material impact to the Company’s consolidated financial statements or consolidated financial statement disclosures.

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

Results of Operations

For the Years ended June 30, 2020 and June 30, 2019

The Company is reporting $0 revenue for the years ended June 30, 2020 and June 30, 2019.

Cost of goods sold for the years ended June 30, 2020 and June 30, 2019 was $0. The Company had insufficient funding for the development of products.

Operating expenses, which consisted of professional fees and general and administrative expenses, for the year ended June 30, 2020, were $326,614. This compares with operating expenses for the year ended June 30, 2019, of $385,369. The decrease of $58,755 in operating expenses for the year ended June 30, 2020 is related to insufficient capital to continue operating activities, which resulted in decreases in professional fees.

As a result of the foregoing, we had a net loss of $10,740,327 for the year ended June 30, 2020. This compares with a net income for the year ended June 30, 2019 of $5,264,597. The difference is primarily due to a 2019 net gain in derivatives of $6,128,517 compared to a net loss of $10,018,665 for the year ended June 30, 2020.

In its audited consolidated financial statements as of June 30, 2020, the Company was issued an opinion by its auditors that raised substantial doubt about the ability to continue as a going concern based on the Company’s current financial position. Our ability to achieve and maintain profitability and positive cash flow is dependent upon our ability to successfully develop and market our products and our ability to generate revenues.

Liquidity and Capital Resources

As of June 30, 2020, we had cash or cash equivalents of $12,160. As of June 30, 2019, we had cash or cash equivalents of $33,774.

Net cash from operating activities was $(21,614) for the year ended June 30, 2020. This compares to net cash from operating activities of $(49,478) for the year ended June 30, 2019. The change of $(27,864) in our net cash from operating activities for the year ended June 30, 2020 was primarily due to a change in a net loss of $10,740,327 vs. net income of $5,264,597, primarily caused by a significant swing in the derivative liability.

Cash flows from investing activities was $0 for the years ended June 30, 2020 and June 30, 2019.

Cash flows from financing activities was $0 for the year ended June 30, 2020, which compares to cash flows from financing activities of $75,000 for the year ended June 30, 2019. The decrease in our cash flows from financing activities for the year ended June 30, 2020 was due to a decrease in proceeds from convertible notes.

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

Contractual Commitments

For the year ending June 30, 2020, all Company employment agreements with key officers did not auto-renew, as they were made with the former CEO and deemed to be no longer pertinent. They were replaced on July 1, 2018 with a board resolution on June 2, 2020. The following table summarizes the terms and related share grants:

Name	Position	Accrued in 2019 (unpaid)	Accrued in 2020 (unpaid)
William Singer	VP	$30,000	$30,000
Victoria Rudman	CFO	$180,000	$180,000

William Singer was granted 6,000,000 shares on August 31, 2017; of which the entire 6,000,000 share grant was fully vested by March 1, 2019. Mr. Singer’s employment contract was scheduled to end March 1, 2019. His compensation of $2,500 per month has been accruing since July 1, 2018.

Victoria Rudman was granted 7,500,000 shares of restricted common stock on June 30, 2017; of which the entire 7,500,000 share grant was fully vested by December 31, 2018. Ms. Rudman’s employment contract was scheduled to end on June 30, 2019. Her compensation of $15,000 per month has been accruing since July 1, 2018.

Material Agreements

None

Financings

The following summary table is a listing of all outstanding convertible debt as of June 30, 2020:

Issue Date	Maturity Date	Original Interest Rate	Current Interest Rate (default)	June 30, 2020	June 30, 2019
10/02/2015	10/02/2017	3.85%	18.00%	$170,416	$170,416
12/07/2015	12/06/2016	10.00%	10.00%	91,051	91,051
04/27/2016	04/27/2017	10.00%	18.00%	300,000	300,000
05/13/2016	05/13/2017	10.00%	22.00%	1,075,305	1,075,305
06/09/2016	06/09/2017	10.00%	18.00%	32,154	32,154
07/21/2016	07/21/2017	10.00%	10.00%	75,000	75,000
01/27/2017	01/27/2018	10.00%	22.00%	5,000	5,000
01/27/2017	01/27/2018	10.00%	22.00%	5,000	5,000
02/02/2017	02/02/2018	10.00%	22.00%	5,000	5,000
02/10/2017	02/10/2018	10.00%	22.00%	11,666	11,666
02/10/2017	02/10/2018	10.00%	18.00%	11,668	11,668
02/14/2017	02/14/2018	10.00%	22.00%	11,700	11,700
02/17/2017	02/17/2018	10.00%	22.00%	50,000	50,000
02/23/2017	02/23/2018	10.00%	22.00%	50,000	50,000
03/14/2017	03/14/2018	10.00%	22.00%	50,000	50,000
03/15/2017	03/15/2018	10.00%	22.00%	50,000	50,000
03/17/2017	03/17/2018	10.00%	22.00%	50,000	50,000
03/28/2017	03/28/2018	10.00%	22.00%	50,000	50,000
04/03/2017	04/03/2018	10.00%	22.00%	50,000	50,000
05/01/2017	05/01/2018	10.00%	22.00%	50,000	50,000
06/01/2017	06/01/2018	10.00%	22.00%	50,000	50,000
09/19/2017	08/30/2018	18.00%	18.00%	30,000	30,000
11/16/2017	11/16/2018	18.00%	18.00%	15,000	15,000
01/19/2018	01/19/2019	18.00%	18.00%	10,000	10,000
03/22/2018	03/22/2019	18.00%	18.00%	15,000	15,000
03/23/2018	03/23/2019	18.00%	18.00%	10,000	10,000
04/18/2018	04/18/2019	18.00%	18.00%	20,000	20,000
05/01/2018	05/01/2019	18.00%	18.00%	10,000	10,000
07/31/2018	07/31/2019	18.00%	18.00%	10,000	10,000
08/08/2018	08/08/2019	18.00%	18.00%	5,000	5,000
09/24/2018	09/24/2019	18.00%	18.00%	5,000	5,000
09/26/2018	09/26/2019	18.00%	18.00%	5,000	5,000
11/15/2018	11/15/2019	18.00%	18.00%	50,000	50,000

Total Convertible Notes				$2,428,960	$2,428,960

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

Use of Estimates

The preparation of these consolidated financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the consolidated financial statements and the reported amounts of net sales and expenses during the reported periods. Actual results may differ from those estimates and such differences may be material to the consolidated financial statements. The more significant estimates and assumptions by management include among others: property and equipment, foreign currency transactions and translations, and common stock valuation. The current economic environment has increased the degree of uncertainty inherent in these estimates and assumptions.

Income Taxes

We account for income taxes under an asset and liability approach. This process involves calculating the temporary and permanent differences between the carrying amounts of the assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The temporary differences result in deferred tax assets and liabilities, which would be recorded on our consolidated balance sheets in accordance with ASC 740, which established financial accounting and reporting standards for the effect of income taxes. We must assess the likelihood that its deferred tax assets will be recovered from future taxable income and, to the extent we believe that recovery is not likely, we must establish a valuation allowance. Changes in our valuation allowance in a period are recorded through the income tax provision on the consolidated statements of operations.

From the date of our inception we adopted ASC 740-10-30. ASC 740-10 clarifies the accounting for uncertainty in income taxes recognized in an entity’s consolidated financial statements and prescribes a recognition threshold and measurement attributes for consolidated financial statement disclosure of tax positions taken or expected to be taken on a tax return. Under ASC 740-10, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Additionally, ASC 740-10 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. As a result of the implementation of ASC 740-10, we recognized no material adjustment in the liability for unrecognized income tax benefits.

Non-Cash Equity Transactions

Shares of equity instruments issued for non-cash consideration are recorded at the fair value of the consideration received based on the market value of services to be rendered, or at the value of the stock given, considered in reference to contemporaneous cash sale of stock.

Fair Value of Financial Instruments

We apply the provisions of accounting guidance, FASB Topic ASC 825, that requires all entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the consolidated balance sheet, for which it is practicable to estimate fair value, and defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. As of June 30, 2020 and 2019, the fair value of accounts payable approximated carrying value due to the short maturity of the instruments, quoted market prices or interest rates which fluctuate with market rates.

Recent Accounting Pronouncements

There were no Recently Adopted Standards.

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

Off-Balance Sheet Arrangements

Under SEC regulations, we are required to disclose our off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, such as changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. As of June 30, 2020, we have no off-balance sheet arrangements.

Inflation

We do not believe that inflation has had a material effect on our results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

A smaller reporting company is not required to provide the information in this Item.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Life Clips, Inc.

Index to Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Life Clips, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Life Clips, Inc. (the Company) as of June 30, 2020 and 2019, and the related consolidated statements of operations, changes in shareholders’ deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2020 and 2019, and the results of its operations and its cash flows for the years ended June 30, 2020 and 2019, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provides a reasonable basis for our opinion.

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

Tampa, Florida

December 30, 2020

LIFE CLIPS, INC.

CONSOLIDATED BALANCE SHEETS

	June 30, 2020	June 30, 2019

ASSETS
Current Assets
Cash	$12,160	$33,774
Total Assets	$12,160	$33,774

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current Liabilities
Accounts Payable	$357,388	$352,387
Due to Related Parties	763,050	463,050
Accrued Expenses and Interest Payable	1,379,655	1,007,498
Convertible Note Payable	-	75,000
Convertible Note Payable - In Default (net of discount of $0 and $22,890, respectively)	2,428,960	2,331,070
Notes Payable - In Default	530,000	530,000
Derivative Liability - Convertible Notes Payable	13,249,507	3,230,842
Total Current Liabilities	18,708,560	7,989,847

Commitments and Contingencies (Note 10)

Shareholders’ Deficit
Preferred stock, ($0.001 par value; 20,000,000 shares authorized, 1,000,000 Series A shares issued and outstanding)	1,000	1,000
Common Stock, ($0.001 par value; 5,000,000,000 shares authorized, 1,259,831,337 shares issued and outstanding)	1,259,831	1,259,831
Common Stock Issuable	125,032	125,032
Additional Paid in Capital	9,218,935	9,218,935
Accumulated Deficit	(29,301,198)	(18,560,871)
Total Shareholders’ Deficit	(18,696,400)	(7,956,073)

Total Liabilities and Shareholders’ Deficit	$12,160	$33,774

The accompanying notes are an integral part of these consolidated financial statements.

LIFE CLIPS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended

	June 30, 2020	June 30, 2019

Revenues
Revenues	$-	$-
Cost of Goods Sold	-	-
Gross Profit	-	-

Operating Costs:
Professional Fees	317,790	374,881
Other General and Administrative Expenses	7,078	9,409
Software Fees and Support	1,746	1,079
Total Operating Costs	326,614	385,369

Loss from Operations	(326,614)	(385,369)

Other Income/(Expense):
Interest Expense	(395,048)	(478,551)
Change in Fair Value of Derivative	(10,018,665)	6,128,517
Total Other Income (Expense)	(10,413,713)	5,469,966
Income/(Loss) Before Income Taxes	(10,740,327)	5,264,597
Provision for Income Taxes	-	-
Net Income/(Loss)	$(10,740,327)	$5,264,597

Earnings/(Loss) Per Share: Basic and Diluted	$(0.01)	**
Weighted Average Number of Common Shares Outstanding: Basic and Diluted	1,259,831,337	1,259,831,337

**Less than $0.01

The accompanying notes are an integral part of these consolidated financial statements.

LIFE CLIPS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

					Common Stock	Additional		Total
	Preferred Stock - Series A		Common Stock		Stock To Be	Paid-In	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Issued	Capital	Deficit	Deficit
Balances as of June 30, 2018	1,000,000	$1,000	1,259,831,337	$1,259,831	$89,482	$9,218,935	$(23,825,468)	$(13,256,220)
Stock Compensation	-	-	-	-	35,550	-	-	35,550
Net Income	-	-	-	-	-	-	5,264,597	5,264,597
Balances as of June 30, 2019	1,000,000	1,000	1,259,831,337	1,259,831	125,032	9,218,935	(18,560,871)	(7,956,073)
Net Loss	-	-	-	-	-	-	(10,740,327)	(10,740,327)
Balances as of June 30, 2020	1,000,000	$1,000	1,259,831,337	$1,259,831	$125,032	$9,218,935	$(29,301,198)	$(18,696,400)

The accompanying notes are an integral part of these consolidated financial statements.

LIFE CLIPS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended

	June 30, 2020	June 30, 2019
Cash Flows From Operating Activities:
Net Income/(Loss)	$(10,740,327)	$5,264,597

Adjustments to Reconcile Net Income/(Loss) to Net Cash From Operating Activities:
Stock Compensation	-	35,550
Changes in Fair Value of Derivative Liabilities	10,018,665	(6,128,517)
Amortization of Debt Discount	22,890	112,329

Changes in Assets and Liabilities:
Accounts Payable	5,001	451
Due to Related Parties	300,000	300,000
Accrued Expenses and Interest Payable	372,157	366,112
Net Cash From Operating Activities	(21,614)	(49,478)

Cash Flows From Financing Activities:
Proceeds From Convertible Notes Payables	-	75,000
Net Cash From Financing Activities	-	75,000

Net Change in Cash	(21,614)	25,522

Cash at Beginning of Period	33,774	8,252

Cash at End of Period	$12,160	$33,774

Supplemental Disclosures of Cash Flow Information:
Cash Paid for:
Interest	$-	$-
Income Taxes	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

Life Clips, Inc.

Notes to Consolidated Financial Statements

June 30, 2020 and 2019

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Consolidation – The consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The Company consolidates the consolidated financial statements of its wholly-owned subsidiaries and all intercompany transactions and account balances have been eliminated in consolidation.

Use of Estimates – The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

Cash and Cash Equivalents – For financial statement presentation purposes, the Company considers all short-term investments with a maturity date of three months or less to be cash equivalents.

Income Tax – The Company accounts for income taxes under Accounting Standards Certifications (“ASC”) 740 “Income Taxes” (“ASC 740”). Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the consolidated financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under ASC 740, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations.

Basic and Diluted Net Income (Loss) Per Share – The Company computes net income (loss) per share in accordance with ASC 260 “Earnings Per Share” (“ASC 260”). ASC 260 requires presentation of both basic and diluted earnings per share “EPS’ on the face of the consolidated statements of operations. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares of common stock outstanding during the period. If applicable, diluted earnings per share assume the conversion, exercise or issuance of all common stock instruments such as options, warrants and convertible securities, unless the effect is to reduce a loss or increase earnings per share. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive.

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

The carrying amounts of the Company’s financial assets and liabilities, such as cash, accounts payable, accrued expenses and interest, certain notes payable and notes payable – due to related parties, approximate their fair values because of the short maturity of these instruments.

The Company accounts for its derivative liabilities, at fair value, on a recurring basis under Level 3 (See Note 7).

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

Recently Issued Accounting Pronouncements – Financial Accounting Standards Board, or FASB ASU 2016-02 “Leases (Topic 842)”- In February 2016, the FASB issued ASU 2016-02, which will require lessees to recognize almost all leases on their consolidated balance sheet as a right-of-use asset and a lease liability. For consolidated income statement purposes, the FASB retained a dual model, requiring leases to be classified as either operating or finance. Classification will be based on criteria that are largely similar to those applied in current lease accounting, but without explicit bright lines. Lessor accounting is similar to the current model, but updated to align with certain changes to the lessee model and the new revenue recognition standard. This ASU is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company adopted this in Fiscal Year 2020.

Subsequent Events – The Company follows the guidance in ASC 855 “Subsequent Events” for the disclosure of subsequent events. The Company will evaluate subsequent events through the date when the consolidated financial statements are issued. Pursuant to ASU 2010-09 of the FASB ASC, the Company as an SEC filer considers its consolidated financial statements issued when they are widely distributed to users, such as through filing them on EDGAR.

NOTE 3. UNCERTAINTY OF ABILITY TO CONTINUE AS A GOING CONCERN

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying consolidated financial statements, the Company has minimal revenues, net accumulated losses since inception and an accumulated deficit of $29,301,198. These factors raise doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on management funding operating costs. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 4. RELATED PARTY TRANSACTIONS

At June 30, 2020 and 2019, due to related parties was $763,050 and $463,050, respectively. This was comprised of unpaid compensation of $580,550 to Victoria Rudman, $122,500 to William Singer, and $60,000 to Charles Adelson.

As of June 2, 2020, the board approved to pay these amounts by converting them to common stock.

(1)	Victoria Rudman has accrued salary at the rate of $15,000 per month and chairman fees at the rate of $4,000 per month since July 1, 2018.
(2)	William Singer has accrued salary at the rate of $1,000 per month and director fees at the rate of $2,500 per month since July 1, 2018.
(3)	Charles Adelson has accrued director fees at the rate of $2,500 per month since July 1, 2018.

NOTE 5. NOTES PAYABLE – IN DEFAULT

At June 30, 2020 and 2019, the Company had two notes payable in the amount of $530,000, with the following terms:

1.	The Batterfly Acquisition Note required the Company to make two payments of $250,000 on October 6, 2017 and February 13, 2017. Upon failure to pay the payment due, the balance began to accrue at 11% interest per annum.
2.	On July 14, 2016, the Company issued a new promissory note to NUWA Group, LLC., from which the Company received $30,000 in gross proceeds, has a maturity date of October 14, 2016, and bears interest at 5% per annum. This promissory note does not have a conversion feature.

NOTE 6. CONVERTIBLE NOTES PAYABLE

Convertible Notes

Balance at June 30, 2020	Balance at June 30, 2019	Due Date	Interest Rate at June 30, 2020	Conversion Terms
$1,931,806	$1,931,806	Range from 05/13/2017 to 4/18/2019	Range from 3.85% to 22%	Conversion price equal to fifty percent (50%) of the lowest trading price during the twenty (20) trading day period prior to the date of conversion - $0.00005 at June 30, 2020, convertible into 38,636 million shares not including interest.
332,154	332,154	Range from 06/10/17 to 03/30/18	10%	Conversion price equal to seventy five percent (75%) of the lowest trading price during the five (5) trading day period prior to the date of conversion - $0.00029 at June 30, 2020, convertible into 2,214 million shares not including interest.
165,000	165,000	Range from 01/27/2018 to 11/15/2019	Range from 10% to 22%	Conversion price equal to fifty percent (50%) of the lowest trading price during the five (5) trading day period prior to the date of conversion - $0.00015 at June 30, 2020, convertible into 1,650 million shares not including interest.
$2,428,960	$2,428,960

The Company evaluated the convertible promissory notes under ASC 815 Derivatives and Hedging (“ASC 815”). ASC 815 generally requires the analysis of embedded terms and features that have characteristics of derivatives to be evaluated for bifurcation and separate accounting in instances where their economic risks and characteristics are not clearly and closely related to the risks of the host contract. The material embedded derivative consists of the embedded conversion feature. The conversion option bears risks of equity which were not clearly and closely related to the host debt agreement and required bifurcation. See Note 7 for further discussion.

Debt Discount

The Company recorded the debt discount to the extent of the gross proceeds raised and expensed immediately the remaining fair value of the derivative liability, as it exceeded the gross proceeds of the note.

The convertible notes had a debt discount of $0 and $22,890 as of June 30, 2020 and 2019, respectively.

Total amortization of debt discount amounted to $22,890 and $112,329 for the years ended June 30, 2020 and 2019, respectively.

NOTE 7. DERIVATIVE FINANCIAL INSTRUMENTS

The Company’s convertible promissory notes and detachable warrants gave rise to derivative financial instruments. The notes embodied certain terms and conditions that were not clearly and closely related to the host debt agreement in terms of economic risks and characteristics. These terms and features consist of the embedded conversion option. Additionally, the detachable warrants contained terms and features that gave rise to derivative liability classification. As of June 30, 2020, the Company does not have enough authorized shares to settle all potential conversion and warrant transactions.

The following tables summarize the components of the Company’s derivative liabilities and linked common shares as of June 30, 2020 and 2019 and the amounts that were reflected in income related to derivatives for the period ended:

	June 30, 2020
The financings giving rise to derivative financial instruments	Indexed Shares* (in millions)	Fair Values
Embedded derivatives	68,617	$13,249,507
Total	68,617	$13,249,507

*including principal and interest

	June 30, 2019
The financings giving rise to derivative financial instruments	Indexed Shares* (in millions)	Fair Values
Embedded derivatives	21,674	$3,230,842
Total	21,674	$3,230,842

*including principal and interest

The following table summarizes the effects on the Company’s gain (loss) associated with changes in the fair values of the derivative financial instruments by type of financing for the years ended June 30, 2020 and 2019:

The financings giving rise to derivative financial instruments and the gain (loss) effects:	For the Years Ended
	June 30, 2020	June 30, 2019
Embedded derivatives	$(10,216,274)	$6,189,531
Derivative warrants	-	(5)
Total	$(10,216,274)	$6,189,526

Current accounting principles that are provided in ASC 815 - Derivatives and Hedging require derivative financial instruments to be classified in liabilities and carried at fair value with changes recorded in income. The Company has selected the Binomial Lattice Model, which approximates the Monte Carlo Simulations, valuation technique to fair value the compound embedded derivative because it believes that this technique is reflective of all significant assumption types, and ranges of assumption inputs, that market participants would likely consider in transactions involving compound embedded derivatives. Such assumptions include, among other inputs, interest risk assumptions, credit risk assumptions and redemption behaviors in addition to traditional inputs for option models such as market trading volatility and risk-free rates. The Binomial Lattice Model technique is a level three valuation technique because it requires the development of significant internal assumptions in addition to observable market indicators. For instruments in which the time to expiration has expired, the Company has utilized the intrinsic value as the fair value. The intrinsic value is the difference between the quoted market price on the valuation date and the applicable conversion price.

Significant inputs and results arising from the Monte Carlo Simulation process are as follows for the embedded derivatives that have been bifurcated from the convertible notes and classified in liabilities:

	June 30, 2020	June 30, 2019
Quoted market price on valuation date	$0.0003	$0.0003
Range of effective contractual conversion rates	$0.00005 - $0.00029	$0.00015 - $0.00023
Contractual term to maturity	N/A	0.11 – 0.42 Years
Market volatility:
Volatility	N/A	0% - 57.68%
Risk-adjusted interest rate	N/A	2.12% - 2.21%

The following table reflects the issuances of compound embedded derivatives and detachable warrants and changes in fair value inputs and assumptions related to the embedded derivatives and detachable warrants during the years ended June 30, 2020 and 2019:

	Year Ended	Year Ended
	June 30, 2020	June 30, 2019
Balances at beginning of year	$3,230,842	$9,284,359
Issuances:
Embedded derivatives	-	75,000
Detachable warrants	-	-
Conversions:
Embedded derivatives	-	-
Detachable warrants	-	-
Expirations:
Detachable warrants	-	-
Changes in fair value inputs and assumptions reflected in income	10,018,665	(6,128,517)

Balances at end of year	$13,249,507	$3,230,842

NOTE 8. EQUITY

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

NOTE 9. INCOME TAX PROVISION

Income taxes are provided for the tax effects of transactions reported in the consolidated financial statements and consist of taxes currently due. Deferred taxes relate to differences between the basis of assets and liabilities for financial and income tax reporting which will be either taxable or deductible when the assets or liabilities are recovered or settled.

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

At June 30, 2020, the Company has a net operating loss carry-forward of $(29,301,198) available to offset future taxable income expiring through 2035. Utilization of future net operating losses may be limited due to potential ownership changes under Section 382 of the Internal Revenue Code.

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on consideration of these items, management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a full valuation allowance as of June 30, 2020.

The effects of temporary differences that gave rise to significant portions of deferred tax assets at June 30, 2020 and 2019 are approximately as follows:

	June 30, 2020	June 30, 2019
Net Operating Loss Carryforward	$29,301,198	$18,560,871
Above multiplied by tax rate of	21%	21%
Gross Deferred Tax Assets	6,153,251	3,897,783
Less Valuation Allowance	(6,153,251)	(3,897,783)
Total Deferred Tax Assets – Net	$-	$-

A reconciliation of income taxes computed at the statutory rate to the income tax amount recorded is as follows:

	Year ended June 30
	2020	2019
Income tax expense (benefit) at statutory rate	$(2,255,469)	$1,105,565
Decrease in valuation allowance	2,255,469	(1,105,565)
Income tax expense	$-	$-

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

On December 17, 2020, the Board of Directors rescinded the June 2, 2020 resolutions and reinstated the previously exchanged salary and director fee accruals.

On December 23, 2020, the Company entered into an 18% Convertible Promissory Note with Long Side Ventures LLC, an unaffiliated third party. The note was in a principal amount of $5,000, and is convertible at a price equal to fifty percent (50%) of the lowest trading price during the twenty-trading day period prior to the date of conversion. The note maturity date is December 23, 2021.

On December 24, 2020, the Company entered into an 18% Convertible Promissory Note with RT Acquisitions LLC, an unaffiliated third party. The note was in a principal amount of $5,000, and is convertible at a price equal to fifty percent (50%) of the lowest trading price during the twenty-trading day period prior to the date of conversion. The note maturity date is December 24, 2021.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Management’s annual report on internal control over financial reporting

Our management, including our principal executive officer and principal financial officer, is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our internal control over financial reporting as of June 30, 2020. Our management’s evaluation of our internal control over financial reporting was based on the framework in Internal Control-Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that as of June 30, 2020, our internal control over financial reporting was not effective.

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

We expect to be materially dependent upon third parties to provide us with accounting consulting services related to accounting services for the foreseeable future. We believe this will be sufficient to remediate the material weaknesses related to our accounting discussed above. Until such time as we have a chief financial officer with the requisite expertise in U.S. GAAP, there are no assurances that the material weaknesses and significant deficiencies in our disclosure controls and procedures will not result in errors in our consolidated financial statements which could lead to a restatement of those consolidated financial statements.

A material weakness is a deficiency or a combination of control deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis.

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

Changes in Internal Control Over Financial Reporting.

We have made no change in our internal control over financial reporting during the fourth quarter of our fiscal year ended June 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 (the “34 Act”) requires our officers and directors and persons owning more than ten percent of the Common Stock, to file initial reports of ownership and changes in ownership with the Securities and Exchange Commission (“SEC”). Additionally, Item 405 of Regulation S-K under the 34 Act requires us to identify in its Form 10-K and proxy statement those individuals for whom one of the above referenced reports was not filed on a timely basis during the most recent year or prior years. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons we believe that during year ended June 30, 2020, all filing requirements applicable to our executive officers and directors, and persons who own more than 10% of our common stock were complied with except Ms. Rudman, Mr. Singer and Dr. Adelson failed to file a Form 3 or Form 4 as required under the 34 Act.

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

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth information concerning the compensation of our named executive officers during Fiscal 2020 and 2019:

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards	Non-Equity Incentive Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Totals ($)

Victoria Rudman, CFO and Interim CEO (1)(2)	2019	$180,000	—	—	—	—	—	—	$180,000

Victoria Rudman, CFO and Interim CEO (3)	2020	$180,000	—	—	—	—	—	—	$180,000

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

(3) For the year ending June 30, 2019, Ms. Rudman’s employment agreement, made by the former CEO, did not auto-renew, as it was deemed to be no longer pertinent. It was replaced on July 1, 2018 with a board resolution on June 2, 2020 and her salary is being accrued.

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

The company is accruing the following monthly fees since July 1, 2019:

Victoria Rudman, Chairman	$4,000
William Singer, Director	$2,500
Charles Adelson, Director	$2,500

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following sets forth the number of shares of our $0.001 par value common stock beneficially owned by (i) each person who, as of June 30, 2019, was known by us to own beneficially more than five percent (5%) of its common stock; (ii) our individual Directors and (iii) our Officers and Directors as a group. A total of 1,259,831,337 common shares were issued and outstanding as of June 30, 2020.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Except for compensation arrangements discussed elsewhere in this Annual Report on Form 10-K below, since July 1, 2019, there have been no transactions, or currently proposed transactions, in which we were or are to be a participant and the amount involved exceeds the lesser of $120,000 or 1% of the average of our total assets at year-end for the last two completed fiscal years, and in which any of the following persons had or will have a direct or indirect material interest:

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

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our independent auditor, Accell Audit and Compliance, P.A. billed an aggregate of $22,500 and $21,500 for the year ended June 30, 2020 and 2019, respectively, for professional services rendered for the audit of the Company’s quarterly and annual consolidated financial statements.

We do not have an audit committee and as a result our board of directors performs the duties of an audit committee. Our board of directors evaluates the scope and cost of the engagement of an auditor before the auditor renders audit and non-audit services.

PART IV

ITEM 15. EXHIBITS CONSOLIDATED FINANCIAL STATEMENT SCHEDULES.

The following financial information is filed as part of this report:

(a) (1) CONSOLIDATED FINANCIAL STATEMENTS

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

+ Management contract or compensatory plan

SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on January 4.

Life Clips, Inc.

By:	/s/ Victoria Rudman
Victoria Rudman, Interim Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacity and on the date indicated.

Signature	Title	Date

/s/ Victoria Rudman		January 4, 2021
Victoria Rudman	Interim Chief Executive Officer, Chief Financial Officer and Director (Principal Executive Officer and Principal Financial and Accounting Officer)

/s/ William Singer		January 4, 2021
William Singer	Director

-22-