Form 10-Q
period 2020-09-30
Life Clips, Inc.
filed 2021-02-05
CIK 1604930

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] Quarterly report pursuant section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2020

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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]
Emerging growth company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 5, 2021
Common Stock, $0.001 par value per share	1,259,831,337

Indicate by check mark whether the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act and Section 13(a) of the Exchange Act.

LIFE CLIPS, INC.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2020

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Life Clips, Inc.

Consolidated Balance Sheets

	September 30, 2020	June 30, 2020
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash	$5,753	$12,160
Total Assets	$5,753	$12,160

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current Liabilities
Accounts Payable	$353,607	$357,388
Due to Related Party	838,050	763,050
Accrued Expenses and Interest Payable	1,473,080	1,379,655
Convertible Note Payable (net of discount of $4,822 and $0, respectively)	178	-
Convertible Notes Payable - In Default	2,428,960	2,428,960
Notes Payable - In Default	530,000	530,000
Derivative Liability - Convertible Notes Payable	6,150,834	13,249,507
Total Current Liabilities	11,774,709	18,708,560

Commitments and Contingencies (Note 8)

Shareholders’ Deficit
Preferred stock, ($0.001 par value; 20,000,000 shares authorized, 1,000,000 shares issued and outstanding)	1,000	1,000
Common Stock, ($0.001 par value; 5,000,000,000 shares authorized, 1,259,831,337 shares issued and outstanding)	1,259,831	1,259,831
Common Stock Issuable	125,032	125,032
Additional Paid in Capital	9,218,935	9,218,935
Accumulated Deficit	(22,373,754)	(29,301,198)
Total Shareholders’ Deficit	(11,768,956)	(18,696,400)

Total Liabilities and Shareholders’ Deficit	$5,753	$12,160

The accompanying notes are an integral part of these consolidated financial statements.

Life Clips, Inc.

Consolidated Statements of Operations

For the Three Months Ended September 30, 2020 and 2019

(Unaudited)

	For the three month	For the three month
	period ended	period ended
	September 30, 2020	September 30, 2019
Revenues
Revenues	$-	$-
Cost of Goods Sold	-	-
Gross Profit	-	-

Operating Costs:
Professional Fees	81,655	78,655
Other General and Administrative Expenses	692	4,272
Software Fees and Support	279	979
Total Operating Costs	82,626	83,906

Loss from Operations	(82,626)	(83,906)

Other Income/(Expense):
Interest Expense	(93,603)	(110,302)
Change in Fair Value of Derivative	7,103,673	(319,649)
Total Other Income (Expense)	7,010,070	(429,951)
Income/(Loss) Before Income Taxes	6,927,444	(513,857)
Provision for Income Taxes	-	-
Net Income/(Loss)	$6,927,444	$(513,857)

Earnings/(Loss) Per Share: Basic and Diluted	$0.01	**
Weighted Average Number of Common Shares Outstanding: Basic and Diluted	1,259,831,337	1,259,831,337

**Less than $0.01

The accompanying notes are an integral part of these consolidated financial statements.

LIFE CLIPS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT (UNAUDITED)

For the three months ending September 30, 2020 and 2019

	Preferred		Common		Common	Additional		Total
	Stock		Stock		Stock	Paid-In	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Issuable	Capital	Deficit	(Deficit)
Balances as of June 30, 2020	1,000,000	$1,000	1,259,831,337	$1,259,831	$125,032	$9,218,935	$(29,301,198)	$(18,696,400)
Net Income	-	-	-	-	-	-	6,927,444	6,927,444
Balances as of September 30, 2020	1,000,000	$1,000	1,259,831,337	$1,259,831	$125,032	$9,218,935	$(22,373,754)	$(11,768,956)

	Preferred		Common		Common	Additional		Total
	Stock		Stock		Stock	Paid-In	Accumulated	Shareholders’
	Shares	Amount	Issuable	Amount	Issuable	Capital	Deficit	(Deficit)
Balances as of June 30, 2019	1,000,000	$1,000	1,259,831,337	$1,259,831	$125,032	$9,218,935	$(18,560,871)	$(7,956,073)
Net Loss	-	-	-	-	-	-	(513,857)	(513,857)
Balances as of September 30, 2019	1,000,000	$1,000	1,259,831,337	$1,259,831	$125,032	$9,218,935	$(19,074,728)	$(8,469,930)

The accompanying notes are an integral part of these consolidated financial statements.

Life Clips, Inc.

Consolidated Statements of Cash Flows

For the Three Months Ended

(Unaudited)

	September 30, 2020	September 30, 2019
Cash Flows From Operating Activities:
Net Income/(Loss)	$6,927,444	$(513,857)

Adjustments to Reconcile Net Income/(Loss) to Net Cash From Operating Activities:
Changes in Fair Value of Derivative Liabilities	(7,103,673)	319,649
Amortization of Debt Discount	178	16,589

Changes in Assets and Liabilities:
Accounts Payable	(3,781)	-
Due to Related Parties	75,000	75,000
Accrued Expenses and Interest Payable	93,425	93,712
Net Cash From Operating Activities	(11,407)	(8,907)

Cash Flows From Financing Activities:
Proceeds From Convertible Notes Payables	5,000	-
Net Cash From Financing Activities	5,000	-

Net Change in Cash	(6,407)	(8,907)

Cash at Beginning of Period	12,160	33,774

Cash at End of Period	$5,753	$24,867

Supplemental Disclosures of Cash Flow Information:
Cash Paid for:
Interest	$-	$-
Income Taxes	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

Life Clips, Inc.

Footnotes to Consolidated Financial Statements

September 30, 2020

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

Interim Disclosures – These unaudited consolidated financial statements should be read with the Company’s audited financial statements and footnotes included in the Company’s Report on Form 10-K for the year ended June 30, 2020, filed with the Securities and Exchange Commission (“the Commission”) on November 25, 2020. The results of operations for the three month period ended September 30, 2020 are not necessarily indicative of the results that may be expected for the entire year ending June 30, 2021 or for any future period.

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

Recently Issued Accounting Pronouncements – Management has evaluated other recently issued accounting pronouncements and does not believe that any of these pronouncements will have a significant impact on the Company’s consolidated financial statements and related disclosures.

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

NOTE 3. UNCERTAINTY OF ABILITY TO CONTINUE AS A GOING CONCERN

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying consolidated financial statements, the Company has no revenues, net accumulated losses since inception and an accumulated deficit of $22,373,754. These factors raise doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on management funding operating costs. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 4. NOTES PAYABLE – IN DEFAULT

At September 30, 2020 and June 30, 2020, the Company had two notes payable in the amount of $530,000, with the following terms:

1.	The Batterfly Acquisition Note required the Company to make two payments of $250,000 on October 6, 2017 and February 13, 2017. Upon failure to pay the payment due, the balance began to accrue interest at 11% per annum.
2.	On July 14, 2016, the Company issued a new promissory note to NUWA Group, LLC., from which the Company received $30,000 in gross proceeds, has a maturity date of October 14, 2016, and bears interest at 5% per annum. This promissory note does not have a conversion feature.

NOTE 5. CONVERTIBLE DEBT

Convertible Notes

As of September 30 and June 30, 2020, $2,428,960 of the Company’s convertible notes were in default.

Balance at September 30, 2020	Balance at June 30, 2020	Due Date	Interest Rate at September 30, 2020
$2,236,806	$1,931,806	Range from 05/13/2017 to 09/17/2021	Range from 3.85% to 22%	Conversion price equal to fifty percent (50%) of the lowest trading price during the twenty (20) trading day period prior to the date of conversion - $0.00015 at September 30, 2020, convertible into 38,636 million shares not including interest.
32,154	332,154	06/09/2017	10%	Conversion price equal to seventy five percent (75%) of the lowest trading price during the five (5) trading day period prior to the date of conversion - $0.00029 at September 30, 2020, convertible into 2,214 million shares not including interest.
165,000	165,000	Range from 01/27/2018 to 11/15/2019	Range from 10% to 22%	Conversion price equal to fifty percent (50%) of the lowest trading price during the five (5) trading day period prior to the date of conversion - $0.00015 at September 30, 2020, convertible into 1,650 million shares not including interest.
2,433,960	2,428,960
(4,822)	-	Less: Discount
$2,429,138	$2,428,960

As of September 30 and June 30, 2020, $2,428,960 of the Company’s convertible notes were in- default.

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

Future Commitments

At September 30, 2020 the Company has outstanding convertible debt of $2,433,960, which is due within the next 12 months.

NOTE 6 –DERIVATIVE FINANCIAL INSTRUMENTS

The Company’s convertible promissory notes and detachable warrants gave rise to derivative financial instruments. The notes embodied certain terms and conditions that were not clearly and closely related to the host debt agreement in terms of economic risks and characteristics. These terms and features consist of the embedded conversion option. Additionally, the detachable warrants contained terms and features that gave rise to derivative liability classification. As of September 30, 2020, the Company does not have enough authorized shares to settle all potential conversion and warrant transactions.

The following tables summarize the components of the Company’s derivative liabilities and linked common shares as of September 30, 2020 and June 30, 2020 and the amounts that were reflected in income related to derivatives for the period ended:

	September 30, 2020
The financings giving rise to derivative financial instruments	Indexed Shares* (in millions)	Fair Values
Embedded derivatives	24,863	$6,150,834
Total	24,863	$6,150,834

*including principal and interest

	June 30, 2020
The financings giving rise to derivative financial instruments	Indexed Shares* (in millions)	Fair Values
Embedded derivatives	68,617	$13,249,507
Total	68,617	$13,249,507

*including principal and interest

The following table summarizes the effects on the Company’s gain (loss) associated with changes in the fair values of the derivative financial instruments by type of financing for the three months ended September 30, 2020 and 2019:

The financings giving rise to derivative financial instruments and the gain (loss) effects:	For the Three Months Ended
	September 30, 2020	September 30, 2019
Embedded derivatives	$7,103,673	$(319,649)
Derivative warrants	-	-
Total	$7,103,673	$(319,649)

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

Significant inputs and results arising from the Monte Carlo Simulation process are as follows for the embedded derivatives that have been bifurcated from the convertible notes and classified in liabilities:

	September 30, 2020	June 30, 2020
Quoted market price on valuation date	$0.0004	$0.0003
Range of effective contractual conversion rates	$0.00015 - $0.00029	$0.00005 - $0.00029
Contractual term to maturity	0.96	NA
Market volatility:
Volatility	127.83% - 486.79%	NA
Risk-adjusted interest rate	0.12%	NA

The following table reflects the issuances of compound embedded derivatives and detachable warrants and changes in fair value inputs and assumptions related to the embedded derivatives and detachable warrants during the three months ended September 30, 2020 and year ended June 30, 2020.

	Period Ended	Year Ended
	September 30, 2020	June 30, 2020
Balances at beginning of period	$13,249,507	$3,230,842
Issuances:
Embedded derivatives	5,000	-
Detachable warrants	-	-
Conversions:
Embedded derivatives	-	-
Detachable warrants	-	-
Expirations:
Detachable warrants	-	-
Changes in fair value inputs and assumptions reflected in income	(7,103,673)	10,018,665

Balances at end of period	$6,150,834	$13,249,507

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

On January 13, 2021, the Company held a meeting of the board of directors. Victoria Rudman resigned as the Company’s Interim Chief Executive Officer and was replaced by Robert Grinberg. Mr. Grinberg was also appointed to the Company’s board of directors. Ms. Rudman remains as the Company’s Chief Financial Officer and a director. Ms. Rudman had no disputes with the Company. While the Company intends to enter into an employment agreement with Mr. Grinberg, it has not yet done so. On February 5, 2021 a Form 8-K was filed reporting this event.

On January 20, 2021, the Company entered into an 18% Convertible Promissory Note with RT Acquisitions, LLC, an unaffiliated third party. The note was in a principal amount of $10,000, and is convertible at a price equal to fifty percent (50%) of the lowest trading price during the twenty-trading day period prior to the date of conversion. The note maturity date is January 20, 2022.

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

Recent Developments

None

Significant Accounting Policies

Please see Note 2 to the Company’s unaudited consolidated financial statements as of and for the three months ended September 30, 2020 included in this Quarterly Report for a discussion of the Company’s significant accounting policies.

Results of Operations for the Three Months Ended September 30, 2020 and 2019

For the three months ended September 30, 2020 and 2019, we had gross profit of $0.

Total operating costs were $82,626 compared with $83,906 for the three months ended September 30, 2020 and 2019, respectively. The decrease is directly related to higher professional fees, offset by lower general and administrative expenses.

Other Income (Expense) was $7,010,070 when compared with $(429,951) for the three months ended September 30, 2020 and 2019, respectively. This change is primarily due to a change in fair value of derivatives.

Net income for the three months ended September 30, 2020 was $6,927,444 as compared to net loss of $513,857 for the three months ended September 30, 2019.

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

Liquidity and Capital Resources

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. As of September 30, 2020 the Company had cash on hand of $5,753, total assets of $5,753, total liabilities of $11,774,709 and total shareholder’s deficit of $11,768,956.

The Company’s cash was generated from a series of convertible notes issued to non-related third parties. The Company plans to raise additional working capital via additional notes or equity sales to ensure that it will have enough cash to fund its primary operation for the next twelve (12) months.

The Company has no agreements in place with its shareholders, officer and director or with any third parties to fund operations beyond the end of the Company’s September 30, 2020 period ended. The Company has not negotiated nor has available to it any other third party sources of liquidity.

Cash flows from operating activities for the three month periods ended September 30, 2020 and 2019 were $11,407 and $8,907, respectively. The change was primarily due to net loss being offset by changes in fair value of derivative liabilities.

Cash flows from financing activities totaled $5,000 and $0 for the three month periods ended September 30, 2020 and 2019, respectively. The $5,000 were proceeds from a convertible note payable.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our chief executive officer and chief financial officer are responsible for establishing and maintaining our disclosure controls and procedures. Disclosure controls and procedures means controls and other procedures that are designed to ensure that information we are required to disclose in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that information required to be disclosed by us in those reports is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our chief executive officer and chief financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of September 30, 2020. Based on that evaluation, our chief executive officer and chief financial officer have concluded that, as of the evaluation date, such controls and procedures were not effective.

Changes in internal controls

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Life Clips, Inc.

Date: February 5, 2021	By:	/s/ Victoria Rudman
Victoria Rudman
Interim Chief Financial Officer (Principal Financial and Accounting Officer)

