Form 10-Q
period 2020-12-31
Life Clips, Inc.
filed 2021-02-22
CIK 1604930

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] Quarterly report pursuant section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2020

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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]
Emerging growth company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 22, 2021
Common Stock, $0.001 par value per share	1,259,831,337

Indicate by check mark whether the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act and Section 13(a) of the Exchange Act.

LIFE CLIPS, INC.

FORM 10-Q FOR THE QUARTER ENDED DECEMBER 31, 2020

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Life Clips, Inc.

Consolidated Balance Sheets

	December 31, 2020	June 30, 2020
	(Unaudited)	(Audited)
ASSETS
Current assets
Cash	$15,269	$12,160
Total assets	$15,269	$12,160

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accounts Payable	$365,887	$357,388
Due to Related Party	913,050	763,050
Accrued Expenses and Interest Payable	1,567,543	1,379,655
Convertible Note Payable (net of discount of $35,904 and $0, respectively)	4,096	-
Convertible Note Payable - In Default	2,428,960	2,428,960
Notes Payable - In Default	530,000	530,000
Derivative Liability - Convertible Notes Payable	9,166,120	13,249,507
Total Current Liabilities	14,975,656	18,708,560

Convertible Notes Payable

Shareholders’ deficit
Preferred stock, ($0.001 par value; 20,000,000 shares authorized, 1,000,000 shares issued and outstanding)	1,000	1,000
Common Stock, ($0.001 par value; 5,000,000,000 shares authorized, 1,259,831,337 shares issued and outstanding)	1,259,831	1,259,831
Shares to be issued/returned	125,032	125,032
Additional paid in capital	9,218,935	9,218,935
Accumulated deficit	(25,565,185)	(29,301,198)
Total shareholders’ deficit	(14,960,387)	(18,696,400)

Total liabilities and shareholders’ deficit	$15,269	$12,160

The accompanying notes are an integral part of these consolidated financial statements.

Life Clips, Inc.

Consolidated Statements of Operations

For the Three Months and Six Months Ended December 31, 2020 and 2019

(Unaudited)

	For the three month	For the three month	For the six month	For the six month
	period ended	period ended	period ended	period ended
	December 31, 2020	December 31, 2019	December 31, 2020	December 31, 2019
Revenues
Revenues	$-	$-	$-	$-
Cost of Goods Sold	-	-	-	-
Gross Profit	-	-	-	-

Operating Costs:
Professional Fees	111,800	75,000	193,455	153,655
Other General and Administrative Expenses	850	936	1,542	5,194
Software Fees and Support	114	225	393	1,204
Total Operating Costs	112,764	76,161	195,390	160,053

Loss from Operations	(112,764)	(76,161)	(195,390)	(160,053)

Other Income/(Expense):
Interest Expense	(98,380)	(99,695)	(191,983)	(209,997)
Change in Fair Value of Derivative	(2,980,287)	(13,612,808)	4,123,386	(13,932,471)
Total Other Income (Expense)	(3,078,667)	(13,712,503)	3,931,403	(14,142,468)
Income/(Loss) Before Income Taxes	(3,191,431)	(13,788,664)	3,736,013	(14,302,521)
Provision for Income Taxes	-	-	-	-
Net Income/(Loss)	$(3,191,431)	$(13,788,664)	$3,736,013	$(14,302,521)

Earnings/(Loss) Per Share: Basic and Diluted	**	$(0.01)	**	$(0.01)
Weighted Average Number of Common Shares Outstanding: Basic and Diluted	1,259,831,337	1,259,831,337	1,259,831,337	1,259,831,337

**Less than $0.01

The accompanying notes are an integral part of these consolidated financial statements.

LIFE CLIPS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT (UNAUDITED)

For the three months ending December 31, 2020 and 2019

	Preferred		Common		Common	Additional		Total
	Stock		Stock		Stock	Paid-In	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Issuable	Capital	Deficit	(Deficit)
Balances as of September 30, 2020	1,000,000	$1,000	1,259,831,337	$1,259,831	$125,032	$9,218,935	$(22,373,754)	$(11,768,956)
Net Loss	-	-	-	-	-	-	(3,191,431)	(3,191,431)
Balances as of December 31, 2020	1,000,000	$1,000	1,259,831,337	$1,259,831	$125,032	$9,218,935	$(25,565,185)	$(14,960,387)

	Preferred		Common		Common	Additional		Total
	Stock		Stock		Stock	Paid-In	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Issuable	Capital	Deficit	(Deficit)
Balances as of September 30, 2019	1,000,000	$1,000	1,259,831,337	$1,259,831	$125,032	$9,218,935	$(19,074,728)	$(8,469,930)
Net Loss	-	-	-	-	-	-	(13,788,664)	(13,788,664)
Balances as of December 31, 2019	1,000,000	$1,000	1,259,831,337	$1,259,831	$125,032	$9,218,935	$(32,863,392)	$(22,258,594)

For the six months ending December 31, 2020 and 2019

	Preferred		Common		Common	Additional		Total
	Stock		Stock		Stock	Paid-In	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Issuable	Capital	Deficit	(Deficit)
Balances as of June 30, 2020	1,000,000	$1,000	1,259,831,337	$1,259,831	$125,032	$9,218,935	$(29,301,198)	$(18,696,400)
Net Income	-	-	-	-	-	-	3,736,013	3,736,013
Balances as of December 31, 2020	1,000,000	$1,000	1,259,831,337	$1,259,831	$125,032	$9,218,935	$(25,565,185)	$(14,960,387)

	Preferred		Common		Common	Additional		Total
	Stock		Stock		Stock	Paid-In	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Issuable	Capital	Deficit	(Deficit)
Balances as of June 30, 2019	1,000,000	$1,000	1,259,831,337	$1,259,831	$125,032	$9,218,935	$(18,560,871)	$(7,956,073)
Net Loss	-	-	-	-	-	-	(14,302,521)	(14,302,521)
Balances as of December 31, 2019	1,000,000	$1,000	1,259,831,337	$1,259,831	$125,032	$9,218,935	$(32,863,392)	$(22,258,594)

The accompanying notes are an integral part of these consolidated financial statements.

Life Clips, Inc.

Consolidated Statements of Cash Flows

For the Six Months Ended

(Unaudited)

	December 31, 2020	December 31, 2019
Cash Flows From Operating Activities:
Net Income/(Loss)	$3,736,013	$(14,302,521)

Adjustments to Reconcile Net Income/(Loss) to Net Cash From Operating Activities:
Changes in Fair Value of Derivative Liabilities	(4,123,386)	13,932,471
Amortization of Debt Discount	4,095	22,890

Changes in Assets and Liabilities:
Accounts Payable	8,499	-
Due to Related Parties	150,000	150,000
Accrued Expenses and Interest Payable	187,888	187,106
Net Cash From Operating Activities	(36,891)	(10,054)

Cash Flows From Financing Activities:
Proceeds From Convertible Notes Payables	40,000	-
Net Cash From Financing Activities	40,000	-

Net Change in Cash	3,109	(10,054)

Cash at Beginning of Period	12,160	33,774

Cash at End of Period	$15,269	$23,720

Supplemental Disclosures of Cash Flow Information:
Cash Paid for:
Interest	$-	$-
Income Taxes	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

Life Clips, Inc.

Footnotes to Consolidated Financial Statements

December 31, 2020

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

Interim Disclosures – These unaudited consolidated financial statements should be read with the Company’s audited financial statements and footnotes included in the Company’s Report on Form 10-K for the year ended June 30, 2020, filed with the Securities and Exchange Commission (“the Commission”) on November 25, 2020. The results of operations for the six month period ended December 31, 2020 are not necessarily indicative of the results that may be expected for the entire year ending June 30, 2021 or for any future period.

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

NOTE 3. UNCERTAINTY OF ABILITY TO CONTINUE AS A GOING CONCERN

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying consolidated financial statements, the Company has no revenues, net accumulated losses since inception and an accumulated deficit of $25,565,185. These factors raise doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on management funding operating costs. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 4. NOTES PAYABLE – IN DEFAULT

At December 31, 2020 and June 30, 2020, the Company had two notes payable in the amount of $530,000, with the following terms:

1.	The Batterfly Acquisition Note required the Company to make two payments of $250,000 on October 6, 2017 and February 13, 2017. Upon failure to pay the payment due, the balance began to accrue interest at 11% per annum. On January 11, 2017, the Company received a default notice related to a $500,000 promissory note (the “Batterfly Acquisition Note”) issued to the sellers of Batterfly Energy, Ltd. (“Batterfly”) as partial consideration for the Company’s July 11, 2016 acquisition of Batterfly. The Batterfly Acquisition Note requires the Company to make a payment of $250,000 on October 6, 2016 and $250,000 on February 13, 2017. The default letter states that the Company failed to pay the $250,000 payment due on October 6, 2016, which began to accrue interest of 11% from October 6, 2016. In addition, the default notice states that the Company owes $20,000 in aggregate to two of the Batterfly shareholders related to consulting fees associated with the Batterfly acquisition. Finally, the default notice states that a payment of $250,000, as well as an additional payment of $20,000 must be paid by January 23, 2017. The Company filed a claim against the sellers of Batterfly with the London Court of International Arbitration (LCIA Arbitration No: 173692) and on September 7, 2017 the parties entered into a Stipulation for Stay of Arbitration in the matter as they seek to negotiate a settlement of their claim. The claim was settled during 2019 for which the Company agreed to issue 62,991,567 shares of common stock to the sellers of Batterfly. As of the date of this filing, the shares are still pending issuance.

2.	On July 14, 2016, the Company issued a new promissory note to NUWA Group, LLC., from which the Company received $30,000 in gross proceeds, has a maturity date of October 14, 2016, and bears interest at 5% per annum. This promissory note does not have a conversion feature.

NOTE 5. CONVERTIBLE DEBT

Convertible Notes

As of December 31 and June 30, 2020, $2,428,960 of the Company’s convertible notes were in default.

Balance at December 31, 2020	Balance at June 30, 2020	Due Date	Interest Rate at December 31, 2020
$2,271,806	$1,931,806	Range from 05/13/2017 to 12/24/2021	Range from 3.85% to 22%	Conversion price equal to fifty percent (50%) of the lowest trading price during the twenty (20) trading day period prior to the date of conversion - $0.0002 at December 31, 2020, convertible into 9,859 million shares not including interest.
32,154	332,154	06/09/2017	10%	Conversion price equal to seventy five percent (75%) of the lowest trading price during the five (5) trading day period prior to the date of conversion - $0.00054 at December 31, 2020, convertible into 474.5 million shares not including interest.
165,000	165,000	Range from 01/27/2018 to 11/15/2019	Range from 10% to 22%	Conversion price equal to fifty percent (50%) of the lowest trading price during the five (5) trading day period prior to the date of conversion - $0.0003 at December 31, 2020, convertible into 235.7 million shares not including interest.
2,468,960	2,428,960
(35,904)	-	Less: Discount
$2,433,056	$2,428,960

As of December 31 and June 30, 2020, $2,428,960 of the Company’s convertible notes were in default.

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

Future Commitments

At December 31, 2020 the Company has outstanding convertible debt of $2,468,960 which is due within the next 12 months.

NOTE 6 –DERIVATIVE FINANCIAL INSTRUMENTS

The Company’s convertible promissory notes and detachable warrants gave rise to derivative financial instruments. The notes embodied certain terms and conditions that were not clearly and closely related to the host debt agreement in terms of economic risks and characteristics. These terms and features consist of the embedded conversion option. Additionally, the detachable warrants contained terms and features that gave rise to derivative liability classification. As of December 31, 2020, the Company does not have enough authorized shares to settle all potential conversion and warrant transactions.

The following tables summarize the components of the Company’s derivative liabilities and linked common shares as of December 31, 2020 and June 30, 2020 and the amounts that were reflected in income related to derivatives for the period ended:

	December 31, 2020
The financings giving rise to derivative financial instruments	Indexed Shares* (in millions)	Fair Values
Embedded derivatives	18,644	$9,166,120
Total	18,644	$9,166,120

*including principal and interest

	June 30, 2020
The financings giving rise to derivative financial instruments	Indexed Shares* (in millions)	Fair Values
Embedded derivatives	68,617	$13,249,507
Total	68,617	$13,249,507

*including principal and interest

The following table summarizes the effects on the Company’s gain (loss) associated with changes in the fair values of the derivative financial instruments by type of financing for the three months ended December 31, 2020 and 2019:

The financings giving rise to derivative financial instruments	For the Three Months Ended
and the gain (loss) effects:	December 31, 2020	December 31, 2019
Embedded derivatives	$(2,980,287)	$(13,612,808)
Total	$(2,980,287)	$(13,612,808)

The following table summarizes the effects on the Company’s gain (loss) associated with changes in the fair values of the derivative financial instruments by type of financing for the six months ended December 31, 2020 and 2019:

The financings giving rise to derivative financial instruments	For the Six Months Ended
and the gain (loss) effects:	December 31, 2020	December 31, 2019
Embedded derivatives	$4,123,386	$(13,932,471)
Total	$4,123,386	$(13,932,471)

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

Significant inputs and results arising from the Monte Carlo Simulation process are as follows for the embedded derivatives that have been bifurcated from the convertible notes and classified in liabilities:

	December 31, 2020	June 30, 2020
Quoted market price on valuation date	$0.0007	$0.0003
Range of effective contractual conversion rates	$0.0002 - $0.00054	$0.00005 - $0.00029
Contractual term to maturity	0 - 0.98	NA
Market volatility:
Volatility	54.67% - 428.16%	NA
Risk-adjusted interest rate	0.10%	NA

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

Recent Developments

None

Significant Accounting Policies

Please see Note 2 to the Company’s unaudited consolidated financial statements as of and for the six months ended December 31, 2020 included in this Quarterly Report for a discussion of the Company’s significant accounting policies.

Results of Operations for the Three Months Ended December 31, 2020 and 2019

For the three months ended December 31, 2020 and 2019, we had gross profit of $0.

Total operating costs were $112,764 compared with $76,161 for the three months ended December 31, 2020 and 2019, respectively. The increase is directly related to higher professional fees for audit services.

Other Expense was $3,078,667 when compared with $13,712,503 for the three months ended December 31, 2020 and 2019, respectively. This change is primarily due to a change in fair value of derivatives.

Net loss for the three months ended December 31, 2020 was $3,191,431 as compared to net loss of $13,788,664 for the three months ended December 31, 2019.

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

Results of Operations for the Six Months Ended December 31, 2020 and 2019

For the six months ended December 31, 2020 and 2019, we had gross profit of $0.

Total operating costs were $195,390 compared with $160,053 for the six months ended December 31, 2020 and 2019, respectively. The increase is directly related to higher professional fees, offset by lower general and administrative expenses.

Other Income (Expense) was $3,931,403 when compared with $(14,142,468) for the six months ended December 31, 2020 and 2019, respectively. This change is primarily due to a change in fair value of derivatives.

Net income for the six months ended December 31, 2020 was $3,736,013 as compared to net loss of $(14,302,521) for the six months ended December 31, 2019.

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

Liquidity and Capital Resources

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. As of December 31, 2020 the Company had cash on hand of $15,269, total assets of $15,269, total liabilities of $14,975,656 and total shareholder’s deficit of $14,960,387.

The Company’s cash was generated from a series of convertible notes issued to non-related third parties. The Company plans to raise additional working capital via additional notes or equity sales to ensure that it will have enough cash to fund its primary operation for the next twelve (12) months.

The Company has no agreements in place with its shareholders, officer and director or with any third parties to fund operations beyond the end of the Company’s December 31, 2020 period ended. The Company has not negotiated nor has available to it any other third party sources of liquidity.

Cash flows from operating activities for the six month periods ended December 31, 2020 and 2019 were $36,891 and $10,054, respectively. The change was primarily due to net loss being offset by changes in fair value of derivative liabilities.

Cash flows from financing activities totaled $40,000 and $0 for the six month periods ended December 31, 2020 and 2019, respectively. The $40,000 were proceeds from a convertible note payable.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our chief executive officer and chief financial officer are responsible for establishing and maintaining our disclosure controls and procedures. Disclosure controls and procedures means controls and other procedures that are designed to ensure that information we are required to disclose in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that information required to be disclosed by us in those reports is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our chief executive officer and chief financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of December 31, 2020. Based on that evaluation, our chief executive officer and chief financial officer have concluded that, as of the evaluation date, such controls and procedures were not effective.

Changes in internal controls

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Life Clips, Inc.

Date: February 22, 2021	By:	/s/ Victoria Rudman
Victoria Rudman
Interim Chief Financial Officer (Principal Financial and Accounting Officer)

