Form 10-Q
period 2021-03-31
Life Clips, Inc.
filed 2021-05-17
CIK 1604930

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] Quarterly report pursuant section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2021

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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]
Emerging growth company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 17, 2021
Common Stock, $0.001 par value per share	1,259,831,337

Indicate by check mark whether the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act and Section 13(a) of the Exchange Act. [  ]

LIFE CLIPS, INC.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2021

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Life Clips, Inc.

Consolidated Balance Sheets

	March 31, 2021	June 30, 2020
	(Unaudited)	(Audited)
ASSETS
Current assets
Cash	$39,303	$12,160
Total assets	$39,303	$12,160

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accounts Payable	$361,159	$357,388
Due to Related Party	988,050	763,050
Accrued Expenses and Interest Payable	1,661,180	1,379,655
Convertible Note Payable (net of discount of $34,123 and $0, respectively)	15,877	-
Convertible Note Payable - In Default	2,428,960	2,428,960
Notes Payable	35,000	-
Notes Payable - In Default	530,000	530,000
Derivative Liability - Convertible Notes Payable	4,172,352	13,249,507
Total Current Liabilities	10,192,578	18,708,560

Commitments and Contingencies

Shareholders’ deficit
Preferred stock, ($0.001 par value; 20,000,000 shares authorized, 1,000,000 shares issued and outstanding)	1,000	1,000
Common Stock, ($0.001 par value; 5,000,000,000 shares authorized, 1,259,831,337 shares issued and outstanding)	1,259,831	1,259,831
Shares to be issued/returned	125,032	125,032
Additional paid in capital	9,218,935	9,218,935
Accumulated deficit	(20,758,073)	(29,301,198)
Total shareholders’ deficit	(10,153,275)	(18,696,400)

Total liabilities and shareholders’ deficit	$39,303	$12,160

The accompanying notes are an integral part of these consolidated financial statements.

Life Clips, Inc.

Consolidated Statements of Operations

For the Three and Nine Months ended March 31, 2021 and 2020

(Unaudited)

	For the three month	For the three month	For the nine month	For the nine month
	period ended	period ended	period ended	period ended
	March 31, 2021	March 31, 2020	March 31, 2021	March 31, 2020
Revenues
Revenues	$-	$-	$-	$-
Cost of Goods Sold	-	-	-	-
Gross Profit	-	-	-	-

Operating Costs:
Professional Fees	90,373	87,800	283,827	241,455
Other General and Administrative Expenses	752	944	2,295	6,150
Software Fees and Support	114	164	507	1,369
Total Operating Costs	91,239	88,908	286,629	248,974

Loss from Operations	(91,239)	(88,908)	(286,629)	(248,974)

Other Income/(Expense):
Interest Expense	(105,418)	(92,364)	(297,402)	(302,362)
Change in Fair Value of Derivative	5,003,769	6,535,398	9,127,156	(7,397,059)
Total Other Income (Expense)	4,898,351	6,443,034	8,829,754	(7,699,421)
Income/(Loss) Before Income Taxes	4,807,112	6,354,126	8,543,125	(7,948,395)
Provision for Income Taxes	-	-	-	-
Net Income/(Loss)	$4,807,112	$6,354,126	$ 8, 543,125	$(7,948,395)

Earnings/(Loss) Per Share: Basic and Diluted	**	$0.01	**	$(0.01)
Weighted Average Number of Common Shares Outstanding: Basic and Diluted	1,259,831,337	1,259,831,337	1,259,831,337	1,259,831,337

LIFE CLIPS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT (UNAUDITED)

For the three months ending March 31, 2021 and 2020

	Preferred		Common		Common	Additional		Total
	Stock		Stock		Stock	Paid-In	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Issuable	Capital	Deficit	(Deficit)
Balances as of December 31, 2020	1,000,000	$1,000	1,259,831,337	$1,259,831	$125,032	$9,218,935	$(25,565,185)	$(14,960,387)
Net Loss	-	-	-	-	--	-	4,807,112	4,807,112
Balances as of March 31, 2021	1,000,000	$1,000	1,259,831,337	$1,259,831	$125,032	$9,218,935	$(20,758,073)	$(10,153,275)

	Preferred		Common		Common	Additional		Total
	Stock		Stock		Stock	Paid-In	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Issuable	Capital	Deficit	(Deficit)
Balances as of December 31, 2019	1,000,000	$1,000	1,259,831,337	$1,259,831	$125,032	$9,218,935	$(32,863,392)	$(22,258,594)
Net Loss	-	-	-	-	-	-	6,354,126	6,354,126
Balances as of March 31, 2020	1,000,000	$1,000	1,259,831,337	$1,259,831	$125,032	$9,218,935	$(26,509,266)	$(15,904,468)

For the nine months ending March 31, 2021 and 2020

	Preferred		Common		Common	Additional		Total
	Stock		Stock		Stock	Paid-In	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Issuable	Capital	Deficit	(Deficit)
Balances as of June 30, 2020	1,000,000	$1,000	1,259,831,337	$1,259,831	$125,032	$9,218,935	$(29,301,198)	$(18,696,400)
Net Income	-	-	-	-	-	-	8,543,125	8,543,125
Balances as of March 31, 2021	1,000,000	$1,000	1,259,831,337	$1,259,831	$125,032	$9,218,935	$(20,758,073)	$(10,153,275)

	Preferred		Common		Common	Additional		Total
	Stock		Stock		Stock	Paid-In	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Issuable	Capital	Deficit	(Deficit)
Balances as of June 30, 2019	1,000,000	$1,000	1,259,831,337	$1,259,831	$125,032	$9,218,935	$(18,560,871)	$(7,956,073)
Net Loss	-	-	-	-	-	-	(7,948,395)	(7,948,395)
Balances as of March 31, 2020	1,000,000	$1,000	1,259,831,337	$1,259,831	$125,032	$9,218,935	$(26,509,266)	$(15,904,468)

**Less than $0.01

The accompanying notes are an integral part of these consolidated financial statements.

5

LIFE CLIPS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT (UNAUDITED)

For the three months ended March 31, 2021 and 2020

The accompanying notes are an integral part of these consolidated financial statements.

Life Clips, Inc.

Consolidated Statements of Cash Flows

For the Nine Months Ended

(Unaudited)

	March 31, 2021	March 31, 2020
Cash Flows From Operating Activities:
Net Income/(Loss)	$8,543,125	$(7,948,395)

Adjustments to Reconcile Net Income/(Loss) to Net Cash From Operating Activities:
Changes in Fair Value of Derivative Liabilities	(9,127,156)	7,397,059
Amortization of Debt Discount	15,878	22,890

Changes in Assets and Liabilities:
Accounts Payable	3,771	6,300
Due to Related Parties	225,000	225,000
Accrued Expenses and Interest Payable	281,525	279,472
Net Cash From Operating Activities	(57,857)	(17,674)

Cash Flows From Financing Activities:
Proceeds From Non-Convertible Notes Payables	35,000	-
Proceeds From Convertible Notes Payables	50,000	-
Net Cash From Financing Activities	85,000	-

Net Change in Cash	27,143	(17,674)

Cash at Beginning of Period	12,160	33,774

Cash at End of Period	$39,303	$16,100

Supplemental Disclosures of Cash Flow Information:
Cash Paid for:
Interest	$-	$-
Income Taxes	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

Life Clips, Inc.

Footnotes to Consolidated Financial Statements

March 31, 2021

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

Interim Disclosures – These unaudited consolidated financial statements should be read with the Company’s audited financial statements and footnotes included in the Company’s Report on Form 10-K for the year ended June 30, 2020, filed with the Securities and Exchange Commission (“the Commission”) on January 4, 2021. The results of operations for the nine month period ended March 31, 2021 are not necessarily indicative of the results that may be expected for the entire year ending June 30, 2021 or for any future period.

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

NOTE 3. UNCERTAINTY OF ABILITY TO CONTINUE AS A GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying financial statements, the Company has no revenues, net accumulated losses since inception and an accumulated deficit of $20,758,073. These factors raise doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on management funding operating costs. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 4. NOTES PAYABLE

At March 31, 2021, the Company had three notes payable in the amount of $565,000, and at June 30, 2020, the Company had two notes payable in the amount of $530,000, with the following terms:

1.	The Batterfly Acquisition Note required the Company to make two payments of $250,000 on October 6, 2017 and February 13, 2017. Upon failure to pay the payment due, the balance began to accrue interest at 11% per annum.
2.	On July 14, 2016, the Company issued a promissory note to NUWA Group, LLC, from which the Company received $30,000 in gross proceeds, has a maturity date of October 14, 2016, and bears interest at 5% per annum. This promissory note does not have a conversion feature.
3.	On March 30, 2021, the Company issued a new promissory note to Taconic Group, LLC, from which the Company received $35,000 in gross proceeds, has a maturity date of July 1, 2021, and bears interest at 4% per annum. This promissory note does not have a conversion feature.

NOTE 5. CONVERTIBLE DEBT

Convertible Notes

As of March 31, 2021 and June 30, 2020, $2,428,960 of the Company’s convertible notes were in-default.

Balance at March 31, 2021	Balance at June 30, 2020	Due Date	Interest Rate at March 31, 2021
$2,281,806	$1,931,806	Range from 05/13/2017 to 01/20/2022	Range from 3.85% to 22%	Conversion price equal to fifty percent (50%) of the lowest trading price during the twenty (20) trading day period prior to the date of conversion - $0.002 at March 31, 2021, convertible into 9,909 million shares not including interest.
32,154	332,154	06/09/2017	18%	Conversion price equal to seventy five percent (75%) of the lowest trading price during the five (5) trading day period prior to the date of conversion - $0.003 at March 31, 2021, convertible into 474.5 million shares not including interest.
165,000	165,000	Range from 01/27/2018 to 11/15/2019	Range from 10% to 22%	Conversion price equal to fifty percent (50%) of the lowest trading price during the five (5) trading day period prior to the date of conversion - $0.002 at March 31, 2021, convertible into 235.7 million shares not including interest.
2,478,960	2,428,960
(34,123)	-	Less: Discount
$2,444,837	$2,428,960

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

Future Commitments

At March 31, 2021, the Company has outstanding convertible debt of $2,478,960 which is due within the next 12 months.

NOTE 6. DERIVATIVE FINANCIAL INSTRUMENTS

The Company’s convertible promissory notes and detachable warrants gave rise to derivative financial instruments. The notes embodied certain terms and conditions that were not clearly and closely related to the host debt agreement in terms of economic risks and characteristics. These terms and features consist of the embedded conversion option. Additionally, the detachable warrants contained terms and features that gave rise to derivative liability classification. As of March 31, 2021, the Company does not have enough authorized shares to settle all potential conversion and warrant transactions.

The following tables summarize the components of the Company’s derivative liabilities and linked common shares as of March 31, 2021 and June 30, 2020 and the amounts that were reflected in income related to derivatives for the period ended:

	March 31, 2021
The financings giving rise to derivative financial instruments	Indexed Shares* (in millions)	Fair Values
Embedded derivatives	1,985	$4,172,352
Total	1,985	$4,172,352

*including principal and interest

	June 30, 2020
The financings giving rise to derivative financial instruments	Indexed Shares* (in millions)	Fair Values
Embedded derivatives	68,617	$13,249,507
Total	68,617	$13,249,507

*including principal and interest

The following table summarizes the effects on the Company’s gain (loss) associated with changes in the fair values of the derivative financial instruments by type of financing for the three months ended March 31, 2021 and 2020:

The financings giving rise to derivative financial instruments and the gain (loss) effects:	For the Three Months Ended
	March 31, 2021	March 31, 2020
Embedded derivatives	$5,003,769	$6,535,398
Total	$5,003,769	$6,535,398

The following table summarizes the effects on the Company’s gain (loss) associated with changes in the fair values of the derivative financial instruments by type of financing for the nine months ended March 31, 2021 and 2020:

The financings giving rise to derivative financial instruments and the gain (loss) effects:	For the Nine Months Ended
	March 31, 2021	March 31, 2020
Embedded derivatives	$9,127,156	$(7,397,059)
Total	$9,127,156	$(7,397,059)

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

Significant inputs and results arising from the Monte Carlo Simulation process are as follows for the embedded derivatives that have been bifurcated from the convertible notes and classified in liabilities:

	March 31, 2021	June 30, 2020
Quoted market price on valuation date	$0.0041	$0.0003
Range of effective contractual conversion rates	$0.002 - $0.00327	$0.00005 - $0.00029
Contractual term to maturity	0 - 0.81	N/A
Market volatility:
Volatility	92.41% - 403.36%	N/A
Risk-adjusted interest rate	0.09% - 0.11%	N/A

The following table reflects the issuances of compound embedded derivatives and detachable warrants and changes in fair value inputs and assumptions related to the embedded derivatives and detachable warrants during the nine months ended March 31, 2021 and year ended June 30, 2020.

	Period Ended	Year Ended
	March 31, 2021	June 30, 2020
Balances at beginning of period	$13,249,507	$3,230,842
Issuances:
Embedded derivatives	50,001	-
Detachable warrants	-	-
Conversions:
Embedded derivatives	-	-
Detachable warrants	-	-
Expirations:
Detachable warrants	-	-
Changes in fair value inputs and assumptions reflected in income	(9,127,156)	10,018,665

Balances at end of period	$4,172,352	$13,249,507

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

NOTE 9. SUBSEQUENT EVENTS

On April 1, 2021, the Company loaned $30,000 to Cognitive Apps and Software, Inc., and entered into an 8% Promissory Note with a due date of July 1, 2021.

On April 5, 2021, the Company entered into an Acquisition Agreement with Cognitive Apps Software Solutions, Inc., a British Columbia corporation, and the Holders of the Equity Securities of Cognitive Apps Software Solutions, Inc.

Each issued and outstanding share of Cognitive Apps common stock will be exchanged for 5,760,000 shares of LCLP Series B Preferred Shares plus warrants to purchase a total of 3,500,000 shares of the common shares of the Company at an exercise price equal to the market value of the Company’s common shares on the day prior to Closing. The Company shall use its best efforts after Closing to provide Cognitive Apps, as a wholly owned subsidiary, up to $1,000,000 in the form of an equity investment by Corporation into the subsidiary. It is anticipated that the Company shall begin financing Cognitive Apps upon the following schedule: $75,000 on the first day of April, May and June 2021, and $100,000 on the first day of June 2021 through December 2021 and $175,000 on or before January 7, 2022. Should the Company not be able to fulfill the financing needs of the Company pursuant to the funding schedule and such amounts remain due and owing for more than 30 days the target may request that it be spun out from the Company, and whatever money has been invested by the Company in the Target will be converted into the common equity of the target upon its sale or being spun off, at a valuation of the target of $9,000,000 plus any other amounts raised by Target. The costs and expenses associated with such a spin off in the case of the Company not funding the Target will be borne by the Company.

On April 22, 2021, the Company entered into a 10% Future Advance Convertible Promissory Note with Leviston Resources LLC, an unaffiliated third party. The note is up to a principal amount of $550,000, of which the Company received an initial advance of $250,000. The note is convertible at a price equal to the price at which common stock is sold in the Maker’s next public offering, including the Qualified Reg A Offering. The note maturity date is six (6) months from the date of each disbursement.

On May 1, 2021, the Company loaned $30,000 to Cognitive Apps and Software, Inc., and entered into an 8% Promissory Note with a due date of August 1, 2021.

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

Recent Developments

None

Significant Accounting Policies

Please see Note 2 to the Company’s unaudited consolidated financial statements as of and for the nine months ended March 31, 2021 included in this Quarterly Report for a discussion of the Company’s significant accounting policies.

Results of Operations for the Three Months Ended March 31, 2021 and 2020

For the three months ended March 31, 2021 and 2020, we had gross profit of $0.

Total operating costs were $91,239 compared with $88,908 for the three months ended March 31, 2021 and 2020, respectively. The increase is directly related to higher professional fees.

Other income was $4,898,351when compared with $6,443,034 for the three months ended March 31, 2021 and 2020, respectively. This change is primarily due to a change in fair value of derivatives.

Net income for the three months ended March 31, 2021 was $4,807,112 as compared to net income of $6,354,126 for the three months ended March 31, 2020.

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

Results of Operations for the Nine Months Ended March 31, 2021 and 2020

For the nine months ended March 31, 2021 and 2020, we had gross profit of $0.

Total operating costs were $286,629 compared with $248,974 for the nine months ended March 31, 2021 and 2020, respectively. The increase is directly related to higher professional fees.

Other Income (Expense) was $8,829,754 when compared with $(7,699,421) for the nine months ended March 31, 2021 and 2020, respectively. This change is primarily due to a change in fair value of derivatives.

Net income for the nine months ended March 31, 2021 was $8,543,125 as compared to net loss of $(7,948,395) for the nine months ended March 31, 2020.

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

Liquidity and Capital Resources

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. As of March 31, 2021 the Company had cash on hand of $39,303, total assets of $39,303, total liabilities of $10,192,578 and total shareholders’ deficit of $10,153,275.

The Company’s cash was generated from a series of convertible notes issued to non-related third parties. The Company plans to raise additional working capital via additional notes or equity sales to ensure that it will have enough cash to fund its primary operation for the next twelve (12) months.

The Company has no agreements in place with its shareholders, officer and director or with any third parties to fund operations beyond the end of the Company’s March 31, 2021 period ended. The Company has not negotiated nor has available to it any other third party sources of liquidity.

Cash flows from operating activities for the nine month periods ended March 31, 2021 and 2020 were $57,857 and $17,674, respectively. This was primarily due to net gain being offset by changes in fair value of derivative liabilities.

Cash flows from financing activities totaled $85,000 and $0 for the nine month periods ended March 31, 2021 and 2020, respectively. The $85,000 were proceeds comprised of $50,000 from convertible notes payable and a $35,000 non-convertible promissory note.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our chief executive officer and chief financial officer are responsible for establishing and maintaining our disclosure controls and procedures. Disclosure controls and procedures means controls and other procedures that are designed to ensure that information we are required to disclose in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that information required to be disclosed by us in those reports is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our chief executive officer and chief financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of March 31, 2021. Based on that evaluation, our chief executive officer and chief financial officer have concluded that, as of the evaluation date, such controls and procedures were not effective.

Changes in internal controls

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Life Clips, Inc.

Date: May 17, 2021	By:	/s/ Victoria Rudman
Victoria Rudman
Chief Financial Officer (Principal Financial and Accounting Officer)

