Form 10-K
period 2021-06-30
Life Clips, Inc.
filed 2021-10-14
CIK 1604930

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2021

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

Indicate by check mark if registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒.

Indicate by check mark if registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes ☐ No ☒.

Indicate by check mark whether the registrant (1) has filed all Reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes: ☒ No: ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files. Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K is contained in this form and no disclosure will be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒.

The market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $311,052.

As of October 12, 2021, registrant had outstanding 1,617,727,059 shares of common stock.

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

PART I

ITEM 1. DESCRIPTION OF BUSINESS.

General Information about Our Company

Life Clips, Inc. (“Life Clips”, “LCLP”, “we,” “us,” “our,” and the “Company”) was incorporated in Wyoming on March 20, 2013 as Blue Sky Media Corporation and its principal business was developing, financing, producing and distributing motion pictures and related entertainment products. Following the Company’s October 2, 2015 acquisition of Klear Kapture, Inc. (“Klear Kapture”), the Company continued Klear Kapture’s business of developing a body camera and an auditable software solution suitable for use by law enforcement. The Company changed its name to Life Clips, Inc. on November 3, 2015 in order to better reflect its business operations at the time.

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

Recent Developments

On April 5, 2021, the Company closed its acquisition of Cognitive Apps Software Solutions, Inc. (“Cognitive Apps”, “Subsidiary”), a developer of artificial intelligence (“AI”) applications for the healthcare industry and psychedelic research. Cognitive Apps was incorporated in British Columbia on November 25, 2020. Its principal business is developing, financing, producing and distributing AI based technological solutions to the mental health and healthcare sector.

Cognitive Apps sold all of its issued and outstanding capital stock to LCLP, such that, becoming a 100% wholly-owned subsidiary of LCLP.

Cognitive Apps provides an AI powered mental health analytics platform empowering businesses to measure, understand, and improve the mental well-being of their employees, patients or customers. The Cognitive Apps solution is driven to achieve the Three Pillars: improved diagnostic outcomes, better and more personalized care for individuals, and to decrease the overall costs and time for the care. An individual only needs to record their voice on a handset, iPad, or tablet. The Cognitive Apps assessment is designed to be administered as often as daily, in order to provide a more granular picture of changes in mental health over time. As a result, the Cognitive apps assessment can be routinely completed to monitor mental health and track variables that might be impacted by treatment.

Cognitive Apps delivers a comprehensive approach to well-being, supporting the whole person. Cognitive apps currently has partnerships with Ehave (OTC: EHVVF), Mycotopia (OTC: TWGL), Welmind EMR, Betterhelp, Belshare, and Movefit.

Licensing Agreements

On January 6, 2021, Cognitive Apps (Licensor) entered into its first License Agreement with Ehave, Inc. (OTCBB: EHVVF), an Ontario corporation. The Licensor is contracted to provide access to its software and systems for a fee of $100,000. Payment for the License of $25,000 is payable upon signing. The remaining subsequent payments for the first year of the License in the aggregate of $75,000 will be made in accordance with an agreed upon schedule. All payment will be in shares of Ehave, Inc. common stock. The shares shall be priced based upon the average closing price of the EHVVF common stock as quoted on its principal trading market for the 20 trading days immediately prior to the date upon which the payment is due.

Products

In April 2021, Cognitive Apps launched its Yuru 3-in-1 tool for understanding and managing your mental health. Yuru is an innovative application in the field of psychological assistance that has been developed by a team of licensed psychotherapists. Yuru is a personal mental health monitor that screens early signs of mental health conditions, such as stress and depression. In just 10 seconds, it makes use of vocal biomarkers to recognize your real current emotional state and mood, while tracking your mental health. Yuru also provides you with extensive knowledge about human development and the psychology of everyday life. Yuru involves tracking of your emotions and mood, analysis of your mental state, and treatment for improving your mental well-being.

Sales

The initial results on Apple’s App Store showed a weekly download conversion rate of 5.6% on more than 189,000 impressions and 19,900 product page views. App Units were 8,500 with average sales per paying user of $28.10. App Units are the number of first-time paid and free app purchases made on the App Store using iOS 8 and tvOS 9 or later. App updates and downloads from the same Apple ID onto other devices, and redownloads to the same device are not counted.

Competition, competitive position in the industry and methods of competition

The AI and mental health apps industry is highly competitive. The Company faces intense competition from very large, international corporations, as well as from local and national companies. In addition, the Company faces competition from well-known companies that have large market share.

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

Status of any publicly announced new product or service

The Aiki mobile app product was launched on the Apple App Store the 1st week of August 2021. The new AI-based intuitive mental health ChatBot was announced in a press release on August 12th. It was also available to Android users as of September. Aiki is an interactive assistant that makes it easy to measure, understand, and improve the mental health of employees. The product aims to capitalize on the trend towards artificial intelligence platforms utilized by employers to raise awareness of employees’ mental health.

Aiki uses proprietary voice tone analysis and context analysis, which is processed by Cognitive Apps’ AI. It is a next generation ChatBot for understanding and managing individual mental health that includes:

●	Tracking of emotions and mood
●	Analysis of mental state
●	Treatment for improving mental well-being

Aiki will target corporate users who want to use Cognitive Apps voice biomarkers to target improved employee mental health. According to a recent article on BenefitsPro.comi, research by Gallup shows mental health and emotional well-being have plunged to their lowest levels since 2001. Another study charted a 50% rise in depression and a 60% drop in focus among all ages in the workplace at the start of the year. Mental health at work was called one of the most far-reaching workplace issues of 2019 - well before COVID, which creates a tremendous opportunity for Aiki.

Employees

As of June 30, 2021, the Company had two contracted employees and our subsidiary had 20.

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

Research and Development

During the year ended June 30, 2021, the Company spent $0 on the development of its products.

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

Our investor relations department can be contacted via email at info@lifeclips.com or at our principal executive office located at 18851 NE 29th Ave., Suite 700 PMB# 348, Aventura, FL 33180. Our telephone number is (800)-292-8991.

ITEM 1A. RISK FACTORS.

Not required for a Smaller Reporting Company.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

The Company’s operations are currently being conducted out of the Company’s office located at 18851 NE 29th Ave., Suite 700 PMB# 348, Aventura, FL 33180. The Company’s office space is being rented for a price of $135 per month.

The subsidiary’s operations are currently being conducted out of offices located at 263 W, 49th Avenue, Vancouver, BC, V5Y2Z8, Canada. Cognitive Apps does not pay any rent for this space.

The Company considers the current spaces to be adequate and will reassess its needs based upon the future growth of the Company.

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

All shares were issued on June 16, 2021 and as per the agreement, fully releasing the Company of any and all liens, including but not limited to, the Batterfly promissory note of $500,000, which was removed from our liabilities.

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

Calendar Quarter	High	Low
Year Ended December 31, 2020
2020 First Quarter	$0.0002	$0.0001
2020 Second Quarter	$0.0003	$0.0003
2020 Third Quarter	$0.0004	$0.0004
2020 Fourth Quarter	$0.0008	$0.0006

Year Ended December 31, 2021
2021 First Quarter	$0.0184	$0.0005
2021 Second Quarter	$0.0117	$0.0031

Holders

As of October 12, 2021, there were 69 record holders of our common stock, and there were 1,617,727,059 shares of our common stock outstanding.

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

ITEM 6. SELECTED FINANCIAL DATA.

A smaller reporting company is not required to provide the information in this Item.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

On July 11, 2016, the Company completed its acquisition (the “Acquisition”) of all of the outstanding equity securities of Batterfly Energy Ltd. (“Batterfly”), an Israel-based corporation that develops and distributes a single-use, cordless battery under the brand name Mobeego for use with cellular phones and other mobile devices. Batterfly is now a wholly owned subsidiary of the Company. The Acquisition was completed pursuant to a Stock Purchase Agreement, dated as of June 10, 2016 (the “Purchase Agreement”), among the Company, Batterfly and all of the shareholders of Batterfly, as amended. The Company has decided to retire its core product, Mobeego batteries, and continue pursuing alternative business opportunities that will re-energize the business within the next 12 months.

On April 5, 2021, the Company closed its acquisition of Cognitive Apps Software Solutions Inc. (“Cognitive Apps”, “Subsidiary”), a developer of artificial intelligence (AI) applications for the healthcare industry and psychedelic research. Cognitive Apps was incorporated in British Columbia on November 25, 2020. Its principal business is developing, financing, producing and distributing AI based technological solutions to the mental health and healthcare sector.

Cognitive Apps sold all of its issued and outstanding capital stock to LCLP, such that, becoming a 100% wholly-owned subsidiary of LCLP.

Cognitive Apps provides an AI powered mental health analytics platform empowering businesses to measure, understand, and improve the mental well-being of their employees, patients or customers. The Cognitive Apps solution is driven to achieve the Three Pillars: improved diagnostic outcomes, better and more personalized care for individuals, and to decrease the overall costs and time for the care. An individual only needs to record their voice on a handset, iPad, or tablet. The Cognitive Apps assessment is designed to be administered as often as daily, in order to provide a more granular picture of changes in mental health over time. As a result, the Cognitive apps assessment can be routinely completed to monitor mental health and track variables that might be impacted by treatment.

Cognitive Apps delivers a comprehensive approach to well-being, supporting the whole person. Cognitive apps currently has partnerships with Ehave (OTC: EHVVF), Mycotopia (OTC: TWGL), Welmind EMR, Betterhelp, Belshare, and Movefit.

How We Generate Revenue

Our Subsidiary, Cognitive Apps Software Solutions, Inc., generates income through Licensing Agreements.

On January 6, 2021, Cognitive Apps (Licensor) entered into its first License Agreement with Ehave, Inc. (OTCBB: EHVVF), an Ontario corporation. The Licensor is contracted to provide access to its software and systems for a fee of $100,000. Payment for the License of $25,000 is payable upon signing. The remaining subsequent payments for the first year of the License in the aggregate of $75,000 will be made in accordance with an agreed upon schedule. All payment will be in shares of Ehave, Inc. common stock. The shares shall be priced based upon the average closing price of the EHVVF common stock as quoted on its principal trading market for the 20 trading days immediately prior to the date upon which the payment is due.

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

Results of Operations

For the Years ended June 30, 2021 and June 30, 2020

The Company has revenue totaling $50,000 and $0 for the years ended June 30, 2021 and June 30, 2020, respectively. This new revenue is being generated by our subsidiary, Cognitive Apps.

Cost of goods sold for the years ended June 30, 2021 and June 30, 2020 was $0.

Operating expenses, which consisted of professional fees and general and administrative expenses, for the year ended June 30, 2021, were $599,590. This compares with operating expenses for the year ended June 30, 2020, of $326,614. The increase of $272,976 in operating expenses for the year ended June 30, 2021 is related to increases in contractual executive salaries and subsidiary payroll expenses.

Other Income/(Expense) increased to ($2,929,447) for the year ended June 30, 2021 vs. ($10,413,713) for the year ended June 30, 2020. The increase was directly related to the swings in derivative fair values from $(10,018,665) in 2020 to $7,274,230 in 2021. Additionally, there was a $10,036,200 loss on impairment of intangibles and a $468,505 gain on Batterfly settlement for the year ended June 30, 2021. This was offset by an increase in interest expense of $173,120 when compared to the year ended June 30, 2020.

As a result of the foregoing, we had a net loss of $3,479,037 for the year ended June 30, 2021. This compares with a net loss for the year ended June 30, 2020 of $10,740,327. The difference is primarily due to a 2021 net gain in derivatives of $7,274,230, compared to a net loss in derivatives of $10,018,665 for the year ended June 30, 2020. Additionally, there was a $10,036,200 loss on impairment of intangibles for the year ended June 30, 2021.

In its audited consolidated financial statements as of June 30, 2021, the Company was issued an opinion by its auditors that raised substantial doubt about the ability to continue as a going concern based on the Company’s current financial position. Our ability to achieve and maintain profitability and positive cash flow is dependent upon our ability to successfully develop and market our products and our ability to generate revenues.

Liquidity and Capital Resources

As of June 30, 2021, we had cash and cash equivalents of $230,685. As of June 30, 2020, we had cash and cash equivalents of $12,160.

Net cash from operating activities was $(175,088) for the year ended June 30, 2021. This compares to net cash from operating activities of $(21,614) for the year ended June 30, 2020. The change of ($153,474) in our net cash from operating activities for the year ended June 30, 2021 was primarily due to a change in net income /(loss) of $7,261,290, plus a change in the fair value of the derivative of $7,274,230, offset by a loss on impairment of intangibles of $10,036,200.

Cash flows from investing activities was $0 for the years ended June 30, 2021 and June 30, 2020.

Cash flows from financing activities was $400,000 for the year ended June 30, 2021, which compares to cash flows from financing activities of $0 for the year ended June 30, 2020. The increase in our cash flows from financing activities for the year ended June 30, 2021 was due to an increase in proceeds from convertible notes payable.

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

Contractual Commitments

For the year ending June 30, 2021, the Company held two executive employment agreements with key officers as described in detail in Item 11.

Material Agreements

None

Financings

The following summary table is a listing of all outstanding convertible debt as of June 30, 2021. For additional information, please refer to Note 7 in Notes to Consolidated Financial Statements.

Issue Date	Maturity Date	Original Interest Rate	Current Interest Rate (default)	June 30, 2021	June 30, 2020
10/02/2015	10/02/2017	3.85%	18.00%	$-	$170,416
12/07/2015	12/06/2016	10.00%	22.00%	91,051	91,051
04/27/2016	04/27/2017	10.00%	18.00%	300,000	300,000
05/13/2016	05/13/2017	10.00%	22.00%	-	1,075,305
06/09/2016	06/09/2017	10.00%	18.00%	-	32,154
07/21/2016	07/21/2017	10.00%	10.00%	-	75,000
01/27/2017	01/27/2018	10.00%	22.00%	-	5,000
01/27/2017	01/27/2018	10.00%	22.00%	-	5,000
02/02/2017	02/02/2018	10.00%	22.00%	-	5,000
02/10/2017	02/10/2018	10.00%	22.00%	-	11,666
02/10/2017	02/10/2018	10.00%	18.00%	-	11,668
02/14/2017	02/14/2018	10.00%	22.00%	-	11,700
02/17/2017	02/17/2018	10.00%	22.00%	-	50,000
02/23/2017	02/23/2018	10.00%	22.00%	50,000	50,000
03/14/2017	03/14/2018	10.00%	22.00%	-	50,000
03/15/2017	03/15/2018	10.00%	22.00%	-	50,000
03/17/2017	03/17/2018	10.00%	22.00%	50,000	50,000
03/28/2017	03/28/2018	10.00%	22.00%	50,000	50,000
04/03/2017	04/03/2018	10.00%	22.00%	-	50,000
05/01/2017	05/01/2018	10.00%	22.00%	-	50,000
06/01/2017	06/01/2018	10.00%	22.00%	-	50,000
09/19/2017	08/30/2018	18.00%	18.00%	-	30,000
11/16/2017	11/16/2018	18.00%	18.00%	-	15,000
01/19/2018	01/19/2019	18.00%	18.00%	-	10,000
03/22/2018	03/22/2019	18.00%	18.00%	-	15,000
03/23/2018	03/23/2019	18.00%	18.00%	-	10,000
04/18/2018	04/18/2019	18.00%	18.00%	-	20,000
05/01/2018	05/01/2019	18.00%	18.00%	-	10,000
07/31/2018	07/31/2019	18.00%	18.00%	-	10,000
08/08/2018	08/08/2019	18.00%	18.00%	-	5,000
09/24/2018	09/24/2019	18.00%	18.00%	-	5,000
09/26/2018	09/26/2019	18.00%	18.00%	-	5,000
11/15/2018	11/15/2019	18.00%	18.00%	-	50,000
06/15/2021	06/15/2023	8.00%	8.00%	3,288,241	-
04/22/2021	04/22/2023	10.00%	10.00%	275,000	-
06/29/2021	12/23/2022	4.00%	4.00%	100,000	-
Total Convertible Notes				$4,204,292	$2,428,960

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

Use of Estimates

The preparation of these consolidated financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the consolidated financial statements and the reported amounts of net sales and expenses during the reported periods. Actual results may differ from those estimates and such differences may be material to the consolidated financial statements. The more significant estimates and assumptions by management include among others: derivatives, estimated useful lives of property and equipment, foreign currency transactions and translations, and common stock valuation. The current economic environment has increased the degree of uncertainty inherent in these estimates and assumptions.

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

Fair Value of Financial Instruments

We apply the provisions of accounting guidance, FASB Topic ASC 825, that requires all entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the consolidated balance sheet, for which it is practicable to estimate fair value, and defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. As of June 30, 2021 and 2020, the fair value of accounts payable approximated the carrying value due to the short maturity of the instruments, quoted market prices or interest rates which fluctuate with market rates.

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

In January 2017, the FASB issued ASU No. 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. The amendments in this ASU simplify the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test and eliminating the requirement for a reporting unit with a zero or negative carrying amount to perform a qualitative assessment. Instead, under this ASU, an entity would perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount and would recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized is not to exceed the total amount of goodwill allocated to that reporting unit. In addition, income tax effects will be considered, if applicable. This ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The Company adopted this ASU on July 1, 2020 and it had no material impact on its consolidated financial statements and related disclosures.

Off-Balance Sheet Arrangements

Under SEC regulations, we are required to disclose our off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, such as changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. As of June 30, 2021, we have no off-balance sheet arrangements.

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

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Life Clips, Inc.

Index to Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Life Clips, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Life Clips, Inc. (the Company) as of June 30, 2021 and 2020, and the related consolidated statements of operations and comprehensive loss, changes in shareholders’ deficit, and cash flows for the years then ended, and the related notes and schedules (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2021 and 2020, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Derivatives

As described in Note 2 to the Company’s consolidated financial statements, the Company evaluates all of its financial instruments to determine if such instruments are derivative instruments or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and then re-valued at each reporting date, with changes in the fair value reported as charges or credits to income.

We identified the Company’s application of the accounting for convertible notes as a critical audit matter. The principal considerations for our determination of this critical audit matter related to the high degree of subjectivity in the Company’s judgments in determining the qualitative factors. Auditing these judgments and assumptions by the Company involves auditor judgment due to the nature and extent of audit evidence and effort required to address these matters.

The primary procedures we performed to address this critical audit matters included the following:

●	We obtained debt related agreements and performed the following procedures:

	-	Reviewed agreements for all relevant terms.

	-	Tested management’s identification and treatment of agreement terms.

	-	Recalculated management’s fair value of each conversion feature based on the terms in the agreements.

	-	Assessed the terms and evaluated the appropriateness of management’s application of their accounting policies, along with their use of estimates, in the determination of the amortization of the debt discount.

	-	Reviewed the work of the Company’s specialist to calculate the fair value of the derivative liability using the Monte Carlo method to determine whether the derivative liability recorded by the Company was reasonable.

Acquisition of Subsidiary

As described in Note 4 to the Company’s consolidated financial statements, the Company acquired Cognitive Apps Software Solutions, Inc. during the year. The Company accounted for the acquisition in accordance with ASC 805, Business Combinations.

We identified the Company’s accounting for the acquisition as a critical audit matter. The principal considerations for our determination of this critical audit matter related to the high degree of subjectivity in the Company’s judgments in determining the qualitative factors. Auditing these judgments and assumptions by the Company involves auditor judgment due to the nature and extent of audit evidence and effort required to address these matters.

The primary procedures we performed to address these critical audit matters included the following:

●	We obtained the acquisition agreements and performed the following procedures:

	-	Reviewed agreements for all relevant terms, consideration and other relevant information.

	-	Tested supporting documentation related to the acquired company in determining the identifiable assets and liabilities.

	-	Reviewed the guidance related to ASC 805 to determine the acquisitions were appropriately accounted for by the Company.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3, the Company has incurred net accumulated losses and has minimal revenues. These factors, and the need for additional financing in order for the Company to meet its business plans raises substantial doubt about the Company’s ability to continue as a going concern. Our opinion is not modified with respect to that matter.

/s/ Accell Audit & Compliance, P.A.

We have served as the Company’s auditor since 2019.

Tampa, Florida

October 13, 2021

LIFE CLIPS, INC.

CONSOLIDATED BALANCE SHEETS

	June 30, 2021	June 30, 2020

ASSETS
Current assets
Cash	$230,685	$12,160
Due from Related Party	34,271	-
Total Current Assets	264,956	12,160

Investments - Ehave Inc	38,422	-

Total Assets	$303,378	$12,160

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Liabilities
Current liabilities
Accounts Payable	$399,670	$357,388
Accrued Expenses and Interest Payable	521,521	1,379,655
Due to Related Party	1,155,550	763,050
Deferred Revenue	50,000	-
Convertible Note Payable, less discount of $80,369 at June 30, 2021	3,582,872	-
Convertible Note Payable - In Default	541,051	2,428,960
Notes Payable - In Default	-	530,000
Derivative Liability - Convertible Notes Payable	1,577,001	13,249,507
Total Liabilities	7,827,665	18,708,560

Commitments and Contingencies (Note 11)

Shareholders’ deficit
Preferred Stock - Series A ($0.001 par value; 5,000,000 shares authorized, 4,000,000 and 1,000,000 shares issued and outstanding, respectively)	4,000	1,000
Preferred Stock - Series B ($0.001 par value; 5,760,000 shares authorized, 5,760,000 and 0 shares issued and outstanding, respectively)	5,760	-
Common Stock, ($0.001 par value; 5,000,000,000 shares authorized, 1,322,822,904 and 1,259,831,337 shares issued and outstanding, respectively)	1,322,823	1,259,831
Common stock to be issued	125,032	125,032
Additional paid in capital	23,866,298	9,218,935
Accumulated other comprehensive loss	(67,965)	-
Accumulated deficit	(32,780,235)	(29,301,198)
Total shareholders’ deficit	(7,524,287)	(18,696,400)

Total liabilities and shareholders’ deficit	$303,378	$12,160

The accompanying notes are an integral part of these consolidated financial statements.

LIFE CLIPS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMREHENSIVE INCOME/(LOSS)

For the Years Ended

	June 30, 2021	June 30, 2020

Revenues
License Income	$50,000	$-
Cost of Goods Sold	-	-
Gross Profit	50,000	-

Operating Costs
Professional Fees	527,604	317,790
Payroll Expense	68,588	-
General and Administrative Expenses	3,398	8,824
Total Operating Costs	599,590	326,614

Loss from Operations	(549,590)	(326,614)

Other Income/(Expense)
Gain on Batterfly Settlement	468,505	-
Loss on Extinguishment of Debt	(67,814)	-
Loss on Impairment of Intangibles	(10,036,200)	-
Interest Expense	(568,168)	(395,048)
Change in Fair Value of Derivative	7,274,230	(10,018,665)
Total Other Income (Expense)	(2,929,447)	(10,413,713)
Income/(Loss) Before Income Taxes	(3,479,037)	(10,740,327)
Provision for Income Taxes	-	-
Net Income/(Loss)	$(3,479,037)	$(10,740,327)

Other Comprehensive Income/(Loss):
Foreign Currency Translation Adjustment	(6,387)	-
Change in Fair Value of Investment	(61,578)	-
Comprehensive Income/(Loss )	$(3,547,002)	$(10,740,327)

Earnings/(Loss) Per Share: Basic and Diluted	$(0.00)	$(0.01)
Weighted Average Number of Common Shares Outstanding: Basic and Diluted	1,262,254,090	1,259,831,337

The accompanying notes are an integral part of these consolidated financial statements.

LIFE CLIPS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

							Common Stock	Additional	Accumulated Other		Total
	Preferred - Series A		Preferred - Series B		Common Stock		To Be	Paid-In	Comprehensive	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Issued	Capital	Loss	Deficit	Deficit
Balances as of June 30, 2019	1,000,000	$1,000	-	$-	1,259,831,337	$1,259,831	$125,032	$9,218,935	$-	$(18,560,871)	$(7,956,073)
Net Loss	-	-	-	-	-	-	-	-	-	(10,740,327)	(10,740,327)
Balances as of June 30, 2020	1,000,000	1,000	-	-	1,259,831,337	1,259,831	125,032	9,218,935	-	(29,301,198)	(18,696,400)
Series A Preferred Shares	3,000,000	3,000	-	-	-	-	-	(3,000)	-	-	-
Cognitive Apps Acquisition Shares	-	-	5,760,000	5,760	-	-	-	10,010,329	-	-	10,016,089
Mobeego Settlement Shares Issued	-	-	-	-	62,991,567	62,992	-	(31,497)	-	-	31,495
Cognitive Apps Acquisition Warrants	-	-	-	-	-	-	-	20,111	-	-	20,111
Derivatives Debt Extinguishment	-	-	-	-	-	-	-	4,546,090	-	-	4,546,090
Warrants issued with Convertible Notes Payable	-	-	-	-	-	-	-	105,330	-	-	105,330
Foreign Currency Translation Adjustment	-	-	-	-	-	-	-	-	(6,387)	-	(6,387)
Change in Value of Investment	-	-	-	-	-	-	-	-	(61,578)	-	(61,578)
Net Income	-	-	-	-	-	-	-	-	-	(3,479,037)	(3,479,037)
Balances as of June 30, 2021	4,000,000	$4,000	5,760,000	$5,760	1,322,822,904	$1,322,823	$125,032	$23,866,298	$(67,965)	$(32,780,235)	$(7,524,287)

The accompanying notes are an integral part of these consolidated financial statements.

LIFE CLIPS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS)

For the Years Ended

	June 30, 2021	June 30, 2020
Cash Flows From Operating Activities:
Net Income/(Loss)	$(3,479,037)	$(10,740,327)

Adjustments to Reconcile Net Income/(Loss) to Net Cash From Operating Activities:
Changes in Fair Value of Derivative Liabilities	(7,274,230)	10,018,665
Amortization of Debt Discount	99,960	22,890
Loss on Extinguishment of Debt	67,814	-
Gain on Batterfly Settlement	(468,505)	-
Loss on Impairment of Intangibles	10,036,200	-

Changes in Assets and Liabilities:
Accounts Receivable	(100,000)	-
Accounts Payable	42,282	5,001
Accrued Expenses and Interest Payable	492,199	372,157
Deferred Revenue	50,000	-
Due to Related Party	392,500	300,000
Due from Related Parties	(34,271)	-
Net Cash From Operating Activities	(175,088)	(21,614)

Cash Flows From Financing Activities:
Proceeds From Convertible Notes Payables	400,000	-
Proceeds From Notes Payable	35,000	-
Payments on Notes Payable	(35,000)	-
Net Cash From Financing Activities	400,000	-

Effect of Exchange Rate on Cash	(6,387)	-
Net Change in Cash	218,525	(21,614)

Cash at Beginning of Period	12,160	33,774

Cash at End of Period	$230,685	$12,160

Supplemental Disclosures of Cash Flow Information:
Cash Paid for:
Interest	$-	$-
Income Taxes	$-	$-

Non-cash Investing and Financing Activities
Accounts Receivable Settled in Investments	$100,000	-
Accrued Interest Converted to Convertible Notes Payable	$1,350,333	-

The accompanying notes are an integral part of these consolidated financial statements.

Life Clips, Inc.

Notes to Consolidated Financial Statements

June 30, 2021 and 2020

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

On July 11, 2016, the Company completed its acquisition (the “Acquisition”) of all of the outstanding equity securities of Batterfly Energy Ltd. (“Batterfly”), an Israel-based corporation that develops and distributes a single-use, cordless battery under the brand name Mobeego for use with cellular phones and other mobile devices. Batterfly is now a wholly owned subsidiary of the Company. The Acquisition was completed pursuant to a Stock Purchase Agreement, dated as of June 10, 2016 (the “Purchase Agreement”), among the Company, Batterfly and all of the shareholders of Batterfly, as amended. The Company has decided to retire its core product, Mobeego batteries, and continue pursuing alternative business opportunities that will re-energize the business within the next 12 months.

On April 5, 2021, the Company closed its acquisition of Cognitive Apps Software Solutions, Inc. (“Cognitive Apps”, “Subsidiary”), a developer of artificial intelligence (AI) applications for the healthcare industry and psychedelic research. Cognitive Apps was incorporated in British Columbia on November 25, 2020. Its principal business is developing, financing, producing and distributing AI based technological solutions to the mental health and healthcare sector.

Cognitive Apps sold all of its issued and outstanding capital stock to LCLP, such that, becoming a 100% wholly-owned subsidiary of LCLP.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Consolidation – The consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The Company consolidates the financial statements of its wholly-owned subsidiary and all intercompany transactions and account balances have been eliminated in consolidation.

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

Investments – The Company’s investments in marketable securities are measured at fair value with unrealized gains and losses recognized in other comprehensive income/(loss). The Company received a total of 960,559 shares of Ehave, Inc.’s common stock as payment for a licensing agreement. These shares had a total value of $100,000 upon issuance. Subsequent to issuance, the stock price of the shares decreased and an unrealized loss on the investment of $61,578 was recognized, decreasing the asset value to $38,422 at June 30, 2021.

Income Tax – The Company accounts for income taxes under Accounting Standards Certifications (“ASC”) 740 “Income Taxes” (“ASC 740”). Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under ASC 740, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations.

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

The Company accounts for its derivative liabilities, at fair value, on a recurring basis under Level 3 (See Note 7). The Company accounts for its investments, at fair value, on a recurring basis under Level 1 (See Note 5)

Embedded Conversion Features – The Company evaluates embedded conversion features within convertible debt under ASC 815 “Derivatives and Hedging” to determine whether the embedded conversion feature(s) should be bifurcated from the host instrument and accounted for as a derivative at fair value with changes in fair value recorded in earnings. If the conversion feature does not require derivative treatment under ASC 815, the instrument is evaluated under ASC 470-20 “Debt with Conversion and Other Options” for consideration of any beneficial conversion feature.

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

Recognition of Licensing Revenues – The Company recognizes licensing revenue in accordance with Accounting Standards Update (“ASU”) No. 2014-09 “Revenue from Contracts with Customers”. The Company recognizes as revenues the amount of the transaction price that is allocated to the respective performance obligations when the performance obligation is satisfied, or as it is satisfied. The Company primarily sells disposable and recyclable cell phone batteries. The Company’s performance obligation is satisfied when the goods have been delivered, which is at a point in time. The Company applies the following five steps in order to determine the appropriate amount of revenue recognized as it fulfills its obligations under each of its agreements:

●	identify the contract with a customer;
●	identify the performance obligations in the contract;
●	determine the transaction price;
●	allocate the transaction price to performance obligations in the contract; and
●	recognize revenue as the performance obligation is satisfied.

Specifically for licensing arrangements, the Company determines the nature of its Subsidiary’s promise in granting a license is either to provide a right to access intellectual property, which is satisfied over time and for which revenue is recognized over time, or to provide a right to use our intellectual property, which is satisfied at a point in time and for which revenue is recognized at a point in time. The scope and applicability of the guidance about when to recognize revenue for sales-based or usage-based royalties promised in exchange for a license of intellectual property and whether restrictions of time, geographical region, or use on a license of intellectual property do not affect the identification of performance obligations.

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

NOTE 3. UNCERTAINTY OF ABILITY TO CONTINUE AS A GOING CONCERN

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying consolidated financial statements, the Company has minimal revenues, net accumulated losses since inception and an accumulated deficit of $32,780,235. These factors raise doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on management funding operating costs. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The impact of the COVID-19 pandemic has had, and is expected to continue to have, an adverse effect on our business and our financial results. The COVID-19 pandemic has negatively affected global economy, disrupted consumer spending and global supply chains and created significant volatility and disruption of financial markets. The pandemic had and will continue to have an adverse effect on our business and financial performance. The extent of the impact of the COVID-19, including our ability to execute our business strategies as planned, will depend on future developments, including the duration and severity of the pandemic, which are uncertain and cannot be predicted. The COVID-19 pandemic could also adversely affect our liquidity and ability to access the capital markets. Uncertainty regarding the duration of the COVID-19 pandemic may adversely impact our ability to raise additional capital, or require additional capital.

NOTE 4. ACQUISITION OF SUBSIDIARY

On April 5, 2021, the Company closed its acquisition of Cognitive Apps Software Solutions, Inc. (“Cognitive Apps”, “Subsidiary”), a developer of artificial intelligence (AI) applications for the healthcare industry and psychedelic research. Cognitive Apps was incorporated in British Columbia on November 25, 2020. Its principal business is developing, financing, producing and distributing AI based technological solutions to the mental health and healthcare sector.

Cognitive Apps sold all of its issued and outstanding capital stock to LCLP, such that, becoming a 100% wholly-owned subsidiary of LCLP.

In exchange for the acquisition, the subsidiary received the following consideration:

(a) Preferred Shares. Exchange each issued and outstanding share of Cognitive Apps common stock for 5,760,000 shares of LCLP Series B Preferred Shares. The Series B Preferred Shares are convertible based on 80% of average of the 5 lowest closing prices for a share of Common Stock on the principal exchange or market on which such shares are then trading for the 20 trading days immediately preceding such date. Notwithstanding the foregoing, in no case shall the fair market value multiplied by the total number of shares issued and outstanding be less than $5,000,000. The fair value on the date of acquisition was calculated at $10,016,089.

(b) Warrants. In addition to the Acquisition Preferred Shares, the Shareholders, on a pro-rata basis, will receive warrants to purchase a total of 3,500,000 shares of the common shares of the Company at an exercise price of $0.10. The fair value of the warrants on the date of acquisition was calculated at $20,111.

(c) Financing. The Company shall use its best efforts after Closing to provide Cognitive Apps, as a wholly owned subsidiary, up to $1,000,000 in the form of an equity investment by Corporation into the subsidiary.

Cognitive Apps had no operations and no significant assets recorded at the acquisition date. Based on the calculated purchase price of $10,036,200, the entire amount was allocated to intangible assets. Due the lack of historical operations and uncertainty regarding future operations, the Company impaired the full value of the intangible asset acquired. Also, as there were no previous operations, there are no pro forma disclosures to present.

NOTE 5. RELATED PARTY TRANSACTIONS

At June 30, 2021 and 2020, due to related parties was $1,155,550 and $763,050, respectively. At June 30, 2021, this was comprised of unpaid compensation of $776,050 to Victoria Rudman, $164,500 to William Singer, $90,000 to Charles Adelson, and $125,000 to Robert Grinberg.

As of June 30, 2021, the board approved to pay these and any other amounts due by converting them to common stock.

At June 30, 2021 and 2020, due from related party was $34,271 and $0, respectively. This amount is due from a Subsidiary shareholder.

NOTE 6. NOTES PAYABLE – IN DEFAULT

At June 30, 2020, the Company had two notes payable in the amount of $530,000, with the following terms:

1.	The Batterfly Acquisition Note required the Company to make two payments of $250,000 on October 6, 2017 and February 13, 2017. Upon failure to pay the payment due, the balance began to accrue at 11% interest per annum.
2.	On July 14, 2016, the Company issued a new promissory note to NUWA Group, LLC (“NUWA”), from which the Company received $30,000 in gross proceeds, has a maturity date of October 14, 2016, and bears interest at 5% per annum. This promissory note does not have a conversion feature.

As of June 30, 2021, all of the above Notes Payable were settled with shares of the Company’s Common Stock.

NOTE 7. CONVERTIBLE NOTES PAYABLE

On June 15, 2021, the Company entered into six Note Exchange Agreements to amend and restate 35 variable conversion notes, most of which were in default, with interest rates ranging from 3.85% to 22% to a fixed conversion rate of $0.01 with an interest rate of 8%. A total of $3,288,241 in principal and interest was converted from the variable to fixed conversion price, reducing the need for derivative calculations to the 5 remaining notes that one holder declined to exchange.

As of June 30, 2021, the Company entered into two new notes payable with Leviston Resources LLC in the amount of $375,000, with the following terms:

1.	On April 22, 2021, the Company entered into a Future Advance Convertible Promissory Note for $275,000, with a maturity date of April 22, 2023 and an interest rate of 10%. The note also allows for a second draw of up to $250,000.
2.	On June 29, 2021, the Company entered into a Promissory Note for $100,000, with a maturity date of December 23, 2022 and an interest rate of 4%.

Convertible Notes

As of June 30, 2021, the amount of the Company’s convertible notes in-default decreased to $541,051 when compared to June 30, 2020 amount of $2,428,960, as follows:

Balance at June 30, 2021	Balance at June 30, 2020	Due Date	Interest Rate at June 31, 2021
$541,051	$1,931,806	Range from 05/13/2017 to 01/20/2022	Range from 3.85% to 22%	Conversion price equal to fifty percent (50%) of the lowest trading price during the twenty (20) trading day period prior to the date of conversion - $0.0018 and at June 30, 2021, convertible into 133.9 million shares not including interest.
-	332,154	06/09/2017	18%	Conversion price equal to seventy five percent (75%) of the lowest trading price during the five (5) trading day period prior to the date of conversion - $0.0046 and at June 30, 2021, convertible into 65.9 million shares not including interest.
-	165,000	Range from 01/27/2018 to 11/15/2019	Range from 18% to 22%	Conversion price equal to fifty percent (50%) of the lowest trading price during the five (5) trading day period prior to the date of conversion - $0.0024 and at June 30, 2021, convertible into zero shares not including interest.
3,288,241	-	06/15/2023	8%	Conversion price equal to $0.01 and at June 30, 2021, convertible into 328.8 million shares not including interest.
375,000	-	Range from 04/22/2023 to 12/23/2022	Range from 4% to 10%	Conversion price equal to $0.015 (the Qualified Regulation A Offering Subscription Price), and at June 30, 2021, convertible into 23.33 million shares not including interest.
$4,204,292	$2,428,960

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

Total amortization of debt discount amounted to $99,960 and $22,890 for the years ended June 30, 2021 and 2020, respectively.

As of June 30, 2021 and 2020, the debt discounts were $80,369 and $0, respectively.

NOTE 8. DERIVATIVE FINANCIAL INSTRUMENTS

The Company’s convertible promissory notes and detachable warrants gave rise to derivative financial instruments. The notes embodied certain terms and conditions that were not clearly and closely related to the host debt agreement in terms of economic risks and characteristics. These terms and features consist of the embedded conversion option. Additionally, the detachable warrants contained terms and features that gave rise to derivative liability classification. As of June 30, 2021, the Company does not have enough authorized shares to settle all potential conversion and warrant transactions.

The following tables summarize the components of the Company’s derivative liabilities and linked common shares as of June 30, 2021 and 2020 and the amounts that were reflected in income related to derivatives for the period ended:

	June 30, 2021
The financings giving rise to derivative financial instruments	Indexed Shares* (in millions)	Fair Values
Embedded derivatives	563	$1,577,001
Total	563	$1,577,001

*including principal and interest

	June 30, 2020
The financings giving rise to derivative financial instruments	Indexed Shares* (in millions)	Fair Values
Embedded derivatives	68,617	$13,249,507
Total	68,617	$13,249,507

*including principal and interest

The following table summarizes the effects on the Company’s gain (loss) associated with changes in the fair values of the derivative financial instruments by type of financing for the years ended June 30, 2021 and 2020:

	For the Years Ended
The financings giving rise to derivative financial instruments and the gain (loss) effects:	June 30, 2021	June 30, 2020
Embedded derivatives	$7,274,230	$(10,018,665)
Total	$7,274,230	$(10,018,665)

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

Significant inputs and results arising from the Monte Carlo Simulation process are as follows for the embedded derivatives that have been bifurcated from the convertible notes and classified in liabilities:

	June 30, 2021	June 30, 2020
Quoted market price on valuation date	$0.0046	$0.0003
Range of effective contractual conversion rates	$0.0018	$0.00005 - $0.00029
Contractual term to maturity	NA	NA
Market volatility:
Volatility	NA	NA
Risk-adjusted interest rate	NA	NA

The following table reflects the issuances of compound embedded derivatives and detachable warrants and changes in fair value inputs and assumptions related to the embedded derivatives and detachable warrants during the years ended June 30, 2021 and 2020.

	Year Ended	Year Ended
	June 30, 2021	June 30, 2020
Balances at beginning of period	$13,249,507	$3,230,842
Issuances:
Embedded derivatives	50,000	-
Conversions:
Embedded derivatives	-	-
Reclassifications to equity:
Embedded derivatives	(4,448,276)	-
Changes in fair value inputs and assumptions reflected in income	(7,274,230)	10,018,665

Balances at end of period	$1,577,001	$13,249,507

NOTE 9. EQUITY

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

On June 16, 2021, the Board determined that it would be in the best interest of the Company to increase the Company’s authorized Series A Preferred stock to 5,000,000 (Five Million) shares.

Additionally, the Board authorized 5,760,000 (Five Million Seven Hundred and Sixty Thousand) shares of the Company’s Series B preferred pursuant to the acquisition of its Subsidiary. In exchange for the acquisition, the subsidiary received as consideration these Preferred Shares in exchange for each issued and outstanding share of Cognitive Apps common stock at $1.00 per share.

Each share of Series B Preferred Stock shall be convertible, at the option of the holder thereof, beginning 12 months from the date of issuance, and thereafter at any time and from time to time, and without the payment of additional consideration by the holder thereof, into that number of fully paid and nonassessable shares of Common Stock (whether whole or fractional) that have a Fair Market Value, in the aggregate, equal to the Series B Conversion Price. The “Series B Conversion Price” shall initially be equal to $1.00. Such initial Series B Conversion Price, and the rate at which shares of Series B Preferred Stock may be converted into shares of Common Stock, shall be subject to adjustment as provided below. “Fair Market Value” shall mean as of any date of determination, the 80% of average of the 5 lowest closing prices for a share of Common Stock on the principal exchange or market on which such shares are then trading for the 20 trading days immediately preceding such date. Notwithstanding the foregoing, in no case shall the Fair Market Value multiplied by the total number of shares issued and outstanding be less than $5,000,000.

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

Warrants

The Company did not issue any warrants during the year ended June 30, 2020.

On April 5, 2021, as part of its acquisition of Cognitive Apps, the Company issued the shareholders of the subsidiary warrants to purchase a total of 3,500,000 shares of the Company’s common stock.

Additionally, on April 22, 2021, the Company issued the holder of a convertible note payable, warrants to purchase a total of 30,000,000 shares of the Company’s common stock.

The following table shows the warrants outstanding at June 30, 2021:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Average Intrinsic Value
Outstanding, June 30, 2020	-	$-	-	$-
Granted	33,500,000	0.10	5.00	-

Outstanding, June 30, 2021	33,500,000	0.10	4.75	-
Exercisable, June 30, 2021	33,500,000	$0.10	4.75	$-

NOTE 10. INCOME TAX PROVISION

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

At June 30, 2021, the Company has a net operating loss carry-forward of $(22,694,075) available to offset future taxable income expiring through 2035. Utilization of future net operating losses may be limited due to potential ownership changes under Section 382 of the Internal Revenue Code.

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on consideration of these items, management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a full valuation allowance as of June 30, 2021.

The effects of temporary differences that gave rise to significant portions of deferred tax assets at June 30, 2021 and 2020 are approximately as follows:

	June 30, 2021	June 30, 2020
Net Operating Loss Carryforward	$32,780,235	$29,301,198
Above multiplied by tax rate of	21%	21%
Gross Deferred Tax Assets	6,883,849	6,153,251
Less Valuation Allowance	(6,883,849)	(6,153,251)
Total Deferred Tax Assets – Net	$-	$-

A reconciliation of income taxes computed at the statutory rate to the income tax amount recorded is as follows:

	Year ended June 30
	2021	2020
Income tax expense (benefit) at statutory rate	$(730,598)	$(2,255,469)
Tax Cuts and Job Act Impact	-	-
Decrease in valuation allowance	730,598	2,255,469
Income tax expense	$-	$-

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

NOTE 11. COMMITTMENTS AND CONTINGENCIES

From time to time, the Company may be a party to other legal proceedings. Management currently believes that the ultimate resolution of these matters will not have a material adverse effect on consolidated results of operations, financial position, or cash flow.

NOTE 12. SUBSEQUENT EVENTS

On July 1, 2021, the Company entered into a Note Exchange Agreement to amend and restate the remaining 5 variable conversion notes, all of which were in default, with interest rates ranging from 18% to 22% to a fixed rate $0.01 with an interest rate of 8%. A total of $1,085,824 in principal and interest was converted from the variable to fixed conversion price, reducing the need for future derivative calculations.

On July 20, 2021 a Form 1-A Regulation A Offering Circular dated June 9, 2021 and its exhibits were filed with and qualified by the Securities and Exchange Commission (the “SEC”). During the months of July and August 2021, the Company entered into Subscription Agreements with Investors to offer shares of its common stock at a purchase price of $0.015 per share for total gross proceeds of up to $5,000,000. Proceeds to date are $3,125,000 with a total of 208,333,333 shares.

On August 26, 2021, the Company filed a Form 8-K announcing that it closed its acquisition of Belfrics Holdings Limited and its related entities (collectively “Belfrics”) operating cryptocurrency exchanges and blockchain development services in Asia and Africa. The entities acquired are:

Belfrics Global PTE Ltd., a Singapore corporation

Belfrics BT Pvt Ltd, an India corporation

Belfrics Cryptex Pvt Ltd, an India corporation

Belfrics Tanzania Ltd, a Tanzania corporation

Belfrics Nigeria Pvt Ltd, a Nigeria corporation

Belfrics BT SDN BHD, a Malaysia corporation

Belfrics Holding Limited, a Malaysia corporation

Belfrics Academy SDN BHD, a Malaysia corporation

Belfrics International Ltd, a Malaysia corporation

Belfrics Europe SL, a Spain corporation

Belfrics Kenya Pvt. Ltd, a Kenya corporation

Incrypts SDN BHD, a Malaysia corporation

Belfrics Malaysia SDN BHD

Pursuant to the definitive agreement previously executed between Belfrics and the Company, the Company issuing the Belfrics shareholders a new class of preferred stock with an initial issuance price of $20,000,000 (Twenty Million Dollars) in the aggregate. The Belfrics shareholders can earn up to an additional $15,000,000 (Fifteen Million Dollars) by reaching certain milestones. This description of the terms of the agreement is qualified in its entirety to the Acquisition Agreement between the parties filed as an exhibit on Form 8-K filed on July 15, 2021.

Founded in 2014, the Belfrics digital exchange platform, which was fully developed in-house, is one of the most compliant platforms in the cryptocurrency industry. Supported by the proprietary technology of Belrium Blockchain KYC solution, the KYC (“Know Your Customer”) and AML (“Anti-Money Laundering”) process of Belfrics Exchange is a well accepted compliance solution. With 10 operational offices in 8 countries, Belfrics provides localized and personalized support to digital currency traders. Through its Blockchain Academy, Belfrics provides continuous training to traders, developers and blockchain enthusiasts in more than 20 countries. Belfrics is licensed and regulated by the Labuan Financial Services Authority (LFSA) in Malaysia.

On September 26, 2021, the Company entered into a 1.75% Secured Promissory Note with Belfrics Global Pte Ltd, its wholly-owned subsidiary. The note was for a principal amount of $1,000,000, and due and payable on June 30, 2022. As collateral security for the obligations to make full and timely payment of the Principal, and all accrued interest and other amounts payable under the Note, Belfrics deposited 250,000 (two hundred and fifty thousand) Belrium tokens in the wallet of the Escrow Agent, Jonathan D. Leinwand, P.A. Upon payment of the amount due, the Belrium tokens shall be released and returned to Belfrics.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Management’s annual report on internal control over financial reporting

Our management, including our principal executive officer and principal financial officer, is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our internal control over financial reporting as of June 30, 2021. Our management’s evaluation of our internal control over financial reporting was based on the framework in Internal Control-Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that as of June 30, 2021, our internal control over financial reporting was not effective.

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

Changes in Internal Control Over Financial Reporting.

We have made no change in our internal control over financial reporting during the fourth quarter of our fiscal year ended June 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

Set forth below are the names of the directors and officers of the Company, all positions and offices with the Company held, the period during which he/she has served as such, and the business experience during at least the last five years:

Name and Address	Age	Date Appointed to Office	Position(s)
Robert Grinberg	50	January 13, 2021	Chairman and Chief Executive Officer
Victoria Rudman	53	January 16, 2017	Director and Chief Financial Officer
Dr. Charles Adelson	45	August 29, 2017	Director

The above listed officers and directors are not involved, and have not been involved in the past five years, in any legal proceedings that are material to an evaluation of their ability or integrity.

DESCRIPTION

Background Information about Our Officers and Directors

Robert Grinberg – Director, Chief Executive Officer

Robert Grinberg has more than 30 years of experience in the financial services industry. In 1997, Mr. Grinberg opened his own independent broker dealer, Program Trading Corp. Later he sold the Company to further the evolution of his business model by becoming a private investor and placing millions of dollars to work in various industries, ranging from oil and gas, healthcare, logistics, biotechnology, digital therapeutics to cannabis. Mr. Grinberg has been privately financing companies for almost 20 years and has extensive knowledge of securities trading, private placements, mergers and acquisitions, and public financing. Robert Grinberg was appointed CEO of Life Clips, Inc. on January 13, 2021 and is making monumental strides in advancing the Company’s strategic future plans.

In connection with his engagement as the Chief Executive Officer of the Company, the Company entered into an Executive Employment Agreement with Mr. Grinberg (the “Agreement”) on June 23, 2021. The Agreement is for a five-year term, beginning on the Effective Date and concluding automatically after five (5) years or upon the earlier termination of this Agreement. The Agreement provides that Mr. Grinberg will serve as the Company’s Chief Executive Officer and as a member of the Board.

Pursuant to the Agreement, the Company will pay Mr. Grinberg an annual salary of $300,000 retroactive to February 1, 2021. Additionally, the Company shall promptly reimburse Employee for the following expenses: (a) An executive assistant at $3,000 per month starting July 1, 2021 (b) Rent reimbursement of $2,500 per month starting July 1, 2021 and (c) all other reasonably-documented business expenses that are incurred by Employee in the performance of his duties under this Agreement, including but not limited to travel expenses.

Employee shall also be entitled to annual and/or periodic bonuses, as determined by the Board of Directors of the Company acting in its sole and absolute discretion and those specific bonuses set forth as follows:

1. Yearly Bonus Upon the Execution hereof, the Employee shall be granted the following options:

a. options to purchase 5% of the issued and outstanding shares of the Company at the time of exercise. The option shall have a 5-year term and shall vest and be priced on the date hereof.

b. options to purchase 5% of the issued and outstanding shares of the Company at the time of exercise. The option shall have a 5-year term, shall be priced on the date hereof and shall vest upon the first anniversary of the Execution hereof.

c. options to purchase 5% of the issued and outstanding shares of the Company at the time of exercise. The option shall have a 5-year term, shall be priced on the date hereof and shall vest upon the second anniversary of the Execution hereof. Should the Employee be terminated for any reason other than Cause, then the above referenced Yearly Bonuses shall automatically vest on such termination date.

2. Bonus Compensation Milestones.

a. For each calendar year during the Term, in which the Company achieves the adjusted EBITDA

(1) targets set forth in the table below (each a “Milestone”), the Company shall pay to the Employee in restricted stock or restricted stock units of the Company, the corresponding value shares of the Company set forth in “Bonus” below:

Bonus	Milestone
$100,000	1st 1,000,000
$100,000	2nd 1,000,000
$100,000	3rd 1,000,000
$100,000	4th 1,000,000
$100,000	5th 1,000,000

b. Upon the Company meeting the Market Cap Milestones listed below and maintaining such market cap for a period of 22 consecutive trading days, the Consultant will be awarded that number of shares set forth in the column marked “Bonus.” Market Cap shall be based upon the value of all shares issued and outstanding during the period as used in the “Basic” earnings per share calculation.

Bonus (Shares)	Market Cap Milestone
25,000,000	$10,000,000
25,000,000	$15,000,000
25,000,000	$20,000,000
25,000,000	$30,000,000
25,000,000	$50,000,000

3. Stock Grant – Significant Transactions.

c. Upon the Company closing a Significant Transaction, as defined below, the Employee shall be granted that number of shares of common stock or a new series of preferred shares of the Company that is convertible into common stock of the Company equal to 10% of the of the value of all of the consideration, including any stock, cash or debt, of such completed transaction. The Employee can earn this grant of stock for each Significant Transaction closed by the Company during the Term of this Agreement.

d. A “Significant Transaction” shall mean a licensing transaction, merger with or acquisition of an operating company in a strategic or synergistic line of business with that of the Company as determined by Consultant in his sole discretion, a financing or direct or indirect share issuance transaction involving the Company, which as a whole, provides cash flow or equivalent value to the Company in excess of $250,000 or the listing of shares of the Company on the NASDAQ Market, the NYSE American, CSE or other National or International Market.

e. Employee understands and acknowledges that shares earned in respect of a “Significant Transaction” as defined hereby will constitute restricted stock of the Company subject to the limitations on transfer and resale under U.S. securities law and regulation and the Company’s Equity Incentive Plan. Upon confirmation of the achievement of the milestone by the Board, the Consultant shall be delegated by the Board any and all authority necessary to direct the Company’s transfer agent to make the foregoing issuances without requiring further Board or approval or corporate action.

The background information presented above regarding Mr. Grinberg’s specific experience, qualifications, attributes and skills in addition to his reputation for integrity, honesty and adherence to high ethical standards are expected to benefit the Company as a member of its Board of Directors.

Victoria Rudman – Director, Chief Financial Officer

Ms. Victoria Rudman has been the Company’s Chief Financial Officer, Secretary, Treasurer and a Director since January 16, 2017, and its Interim Chief Executive Officer from April 3, 2018 through January 13, 2021. Ms. Rudman has over 25 years of professional experience in multiple aspects of leadership, operations, accounting, finance, taxation and fiscal management.

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

In connection with her engagement as the Chief Financial Officer of the Company, the Company entered into an Executive Employment Agreement with Ms. Rudman (the “Agreement”) on June 23, 2021. The Agreement is for a nonrenewable three-year term. The Agreement provides that Ms. Rudman will serve as the Company’s Chief Financial Officer and as a member of the Board.

Pursuant to the Agreement, the Company will pay Ms. Rudman an annual salary of $150,000 retroactive to February 1, 2021. Employee shall also be entitled to annual and/or periodic bonuses, as determined by the Board of Directors of the Company acting in its sole and absolute discretion and those specific bonuses set forth as follows:

1. Yearly Bonus

a. Upon the Execution hereof, the Employee shall be granted a warrant to purchase 2% of the issued and outstanding shares of the Company at the time of exercise. The warrant shall have a 5-year term.

b. Upon the first anniversary of the Execution hereof the Employee shall be granted a warrant to purchase 2% of the issued and outstanding shares of the Company at the time of exercise. The warrant shall have a 5-year term.

c. Upon the first anniversary of the Execution hereof the Employee shall be granted a warrant to purchase 2% of the issued and outstanding shares of the Company at the time of exercise. The warrant shall have a 5-year term. Should the Employee be terminated for any reason other than Cause, then the above referenced Yearly Bonuses shall automatically vest on such termination date.

2. Performance Bonus

a. As the Company relies on the Employee to perform due diligence on acquisitions thereby providing a valuable service to the Company outside the scope of her employment, upon the Company making an acquisition Employee shall be entitled to a bonus equal to 2% of the value of the acquisition. The value shall be equal to the amount paid by the Company in cash, stock or other consideration plus the value of any debt assumed.

b. The Board of Directors in its sole and absolute discretion may grant Employee additional bonuses not otherwise contemplated hereby.

Pursuant to the June 30, 2021 board resolution, Ms. Rudman received (i) $15,000 in cash and (ii) 33,995,000 common stock shares in book entry for settlement of all outstanding employee stock vesting, accrued salary and board fees since 2017.

The background information presented above regarding Ms. Rudman’s specific experience, qualifications, attributes and skills in addition to her reputation for integrity, honesty and adherence to high ethical standards are expected to benefit the Company as a member of its Board of Directors.

William Singer – Former Director resigned July 28, 2021

On July 28, 2021, William Singer submitted a letter of resignation from the Company’s Board of Directors, dated and effective as of July 15, 2021. The resignation was not the result of any disagreements with the Company. A copy of Mr. Singer’s resignation was filed as Exhibit 99.1 to the Form 8-K.

Pursuant to the June 30, 2021 board resolution, Mr. Singer was issued 8,050,000 common stock shares in book entry for settlement of all outstanding employee stock vesting, accrued salary and board fees since 2017.

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

Pursuant to the June 30, 2021 board resolution, Mr. Adelson was issued 3,000,000 common stock shares in book entry for settlement of all outstanding share issuances and board fees since 2016.

The background information presented above regarding Dr. Adelson’s specific experience, qualifications, attributes and skills in addition to his reputation for integrity, honesty and adherence to high ethical standards are expected to benefit the Company as a member of its Board of Directors.

Family Relationships

Mr. Robert Grinberg is married to a sibling of Ms. Victoria Rudman. No director or executive officer has been a director or executive officer of any business which has filed a bankruptcy petition or had a bankruptcy petition filed against it. No director or executive officer has been convicted of a criminal offense within the past five years or is the subject of a pending criminal proceeding. No director or executive officer has been the subject of any order, judgment or decree of any court permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities. No director or officer has been found by a court to have violated a federal or state securities or commodities law.

Committees of the Board of Directors

There are no committees of the Board of Directors.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 (the “34 Act”) requires our officers and directors and persons owning more than ten percent of the Common Stock, to file initial reports of ownership and changes in ownership with the Securities and Exchange Commission (“SEC”). Additionally, Item 405 of Regulation S-K under the 34 Act requires us to identify in its Form 10-K and proxy statement those individuals for whom one of the above referenced reports was not filed on a timely basis during the most recent year or prior years. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons we believe that during the year ended June 30, 2021 all filing requirements applicable to our executive officers and directors, and persons who own more than 10% of our common stock were complied with except Ms. Rudman, Mr. Singer and Dr. Adelson failed to file a Form 3 or Form 4 as required under the 34 Act.

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

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth information concerning the compensation of our named executive officers during Fiscal 2021 and 2020:

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards	Non-Equity Incentive Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Totals ($)
Robert Grinberg, CEO(1)	2021	$300,000	-	-	-	-	-	-	$300,000
Victoria Rudman, CFO(2)	2021	$150,000	-	-	-	-	-	-	$150,000
Victoria Rudman, CFO and Interim CEO(3)	2020	$180,000	-	-	-	-	-	-	$180,000

(1) In connection with his engagement as the Chief Executive Officer of the Company, the Company entered into an Executive Employment Agreement with Mr. Grinberg (the “Agreement”) on June 23, 2021. The Agreement is for a five-year term, beginning on the Effective Date and concluding automatically after five (5) years or upon the earlier termination of this Agreement. The Agreement provides that Mr. Grinberg will serve as the Company’s Chief Executive Officer and as a member of the Board.

Pursuant to the Agreement, the Company will pay Mr. Grinberg an annual salary of $300,000 retroactive to February 1, 2021. Additional information can be found under Item 10.

(2) In connection with her engagement as the Chief Financial Officer of the Company, the Company entered into an Executive Employment Agreement with Ms. Rudman (the “Agreement”) on July 1, 2021. The Agreement is for a nonrenewable three-year term, The Agreement provides that Ms. Rudman will serve as the Company’s Chief Executive Officer and as a member of the Board.

Pursuant to the Agreement, the Company will pay Ms. Rudman an annual salary of $150,000 retroactive to February 1, 2021. Additional information can be found under Item 10.

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

As of July 1, 2021, the Company is no longer paying or accruing monthly fees to its directors.

The following previously accrued fees from July 1, 2019 through June 30, 2021 were paid in stock on July 21, 2021:

Name	Monthly Amount	Total Accrued
Victoria Rudman	$4,000	$96,000
William Singer	$2,500	$60,000
Charles Adelson	$2,500	$60,000

TOTALS	$9,000	$216,000

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following sets forth the number of shares of our $0.001 par value common stock beneficially owned by (i) each person who, as of June 30, 2021, was known by us to own beneficially more than five percent (5%) of its common stock; (ii) our individual Directors and (iii) our Officers and Directors as a group. A total of 1,322,822,904 common shares were issued and outstanding as of June 30, 2021.

Name and Address of Beneficial Owner(1)	Common Stock Beneficial Ownership	Percent of Class(2)	Outstanding Series A Preferred Stock (3)	Percent of Class
Named Executive Officers and Directors:
Robert Grinberg(5)	-	-	3,000,000	60%
Victoria Rudman(6)	33,995,000	2.57%	1,000,000	20%
William Singer(7)	11,050,000	0.84%	-	-
Dr. Charles Adelson(8)	3,000,000	0.23%	-	-

All executive officers and directors as a group (five people)	48,045,000	3.64%	4,000,000	80%

Other 5% Stockholders	None

Only included above are shares issued through June 30, 2021.

(1) All ownership is beneficial and of record, unless indicated otherwise.

(2) The Beneficial owner has sole voting and investment power with respect to the shares shown

(3) Each share of Series A Preferred Stock entitles the holder to 400 votes on all matters submitted to a vote of the Company’s stockholders.

(4) Each share of Series B Preferred Stock entitles the holder to convert to common stock, following a one year holding period, at $1.00 per share or 80% of the average of the 5 lowest closing prices over the last 20 trading days.

(5) Robert Grinberg was issued Preferred Series A shares in accordance with Certificate of Action Without Meeting dated June 18, 2021.

(6) Victoria Rudman was granted 7,500,000 shares of restricted common stock on June 30, 2017; all of which have vested. Ms. Rudman’s employment contract ended on June 30, 2019. For settlement of this and all open and outstanding salary and board fee accruals, the Board consented on June 30, 2021 to (i) pay $15,000 in cash and (ii) issue 33,995,000 shares of the Company’s common stock.

Ms. Rudman’s Preferred Series A shares were issued in accordance with Certificate of Action Without Meeting dated June 18, 2021.

(7) William Singer was re-issued 3,000,000 shares on July 28, 2017 for prior year services. He was also granted 6,000,000 on August 31, 2017; all of which have vested. Mr. Singer’s employment contract ended on March 1, 2019. For settlement of this and all open and outstanding salary and board fee accruals, the Board consented on June 30, 2021 to issue 8,050,000 shares of the Company’s common stock.

Mr. Singer resigned from the Board of Directors on July 15, 2021.

(8) Dr. Charles Adelson was appointed as a director on August 29, 2017. Mr. Adelson was awarded a total of 1,000,000 stock options; all of which have vested. For settlement of this and all open and outstanding board fee accruals, the Board consented on June 30, 2021 to issue 3,000,000 shares of the Company’s common stock.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Except for compensation arrangements discussed elsewhere in this Annual Report on Form 10-K below, since July 1, 2020, there have been no transactions, or currently proposed transactions, in which we were or are to be a participant and the amount involved exceeds the lesser of $120,000 or 1% of the average of our total assets at year-end for the last two completed fiscal years, and in which any of the following persons had or will have a direct or indirect material interest:

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Our independent auditor, Accell Audit and Compliance, P.A. billed an aggregate of $22,500 for the years ended June 30, 2021 and 2020, for professional services rendered for the audit of the Company’s quarterly and annual consolidated financial statements.

We do not have an audit committee and as a result our board of directors performs the duties of an audit committee. Our board of directors evaluates the scope and cost of the engagement of an auditor before the auditor renders audit and non-audit services.

PART IV

ITEM 15. EXHIBITS AND CONSOLIDATED FINANCIAL STATEMENT SCHEDULES.

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
Victoria Rudman, Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacity and on the date indicated.

Signature	Title	Date

/s/ Victoria Rudman		October 13, 2021
Victoria Rudman	Chief Financial Officer and Director (Principal Financial and Accounting Officer)

/s/ Robert Grinberg		October 13, 2021
Robert Grinberg	Chief Executive Officer and Chairman (Principal Executive Officer)

-26-