Form 10-Q
period 2021-09-30
Life Clips, Inc.
filed 2021-11-24
CIK 1604930

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly report pursuant section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2021

☐ Transition report pursuant section 13 or 15(d) of the Securities Exchange Act of 1934

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (check one)

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
Emerging growth company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 24, 2021
Common Stock, $0.001 par value per share	1,742,171,460

Indicate by check mark whether the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act and Section 13(a) of the Exchange Act.

LIFE CLIPS, INC.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2021

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Life Clips, Inc.

Consolidated Balance Sheets

	September 30, 2021	June 30, 2021
	(Unaudited)	(Audited)
ASSETS
Current assets
Cash	2,072,090	230,685
Accounts Receivable	378,796	-
Due from Related Party	-	34,271
Other Current Assets	1,625,451	-
Total Current Assets	4,076,337	264,956

Right-of-Use Asset	92,028	-
Investments - Ehave Inc	19,211	38,422
Property and Equipment, net	1,410,869	-
Intangible Assets	43,752,524	-
Total Assets	$49,350,969	$303,378

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accounts Payable	1,078,687	399,670
Accrued Expenses and Interest Payable	91,028	521,521
Deferred Revenue	25,000	50,000
Due to Related Party	5,504,287	1,155,550
Convertible Note Payable, less discount of $80,369 at June 30, 2021	-	3,582,872
Convertible Note Payable - In Default	-	541,051
Derivative Liability - Convertible Notes Payable	-	1,577,001
Lease Liability	56,968	-
Total Current Liabilities	6,775,970	7,827,665

Non-Current liabilities:
Lease Liability, Long-Term	35,060
Convertible Note Payable	4,369,895	-
Contingent Liability, Long-Term	15,788,699	-
Total Liabilities	26,949,624	7,827,665

Commitments and Contingencies (Note 10)

Shareholders’ Equity (Deficit)
Preferred Stock - Series A ($0.001 par value; 5,000,000 shares authorized, 4,000,000 shares issued and outstanding)	4,000	4,000
Preferred Stock - Series B ($0.001 par value; 5,760,000 shares authorized, 5,760,000 shares issued and outstanding)	5,760	5,760
Preferred Stock - Series C ($0.001 par value; 3,500,000 shares authorized, 2,000,000 and zero shares issued and outstanding at September 30, 2021 and June 30, 2021, respectively)	2,000	-
Common Stock, ($0.001 par value; 5,000,000,000 shares authorized, 1,617,727,059 and 1,322,822,904 shares issued and outstanding, respectively)	1,617,727	1,322,823
Common Stock To Be Issued	44,332	125,032
Additional Paid-In Capital	54,115,388	23,866,298
Accumulated Other Comprehensive Loss	(93,354)	(67,965)
Accumulated Deficit	(33,294,508)	(32,780,235)
Total Shareholders’ Equity (Deficit)	22,401,345	(7,524,287)

Total Liabilities and Shareholders’ Equity (Deficit)	$49,350,969	$303,378

The accompanying notes are an integral part of these consolidated financial statements.

Life Clips, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMREHENSIVE INCOME/(LOSS)

For the Three Months ended September 31, 2021 and 2020

(Unaudited)

	For the three month	For the three month
	period ended	period ended
	September 30, 2021	September 30, 2020
Revenues
License Income	$25,000	$-
Other Revenues	20,574	-
Total Revenues	45,574	-
Cost of Goods Sold	-	-
Gross Profit	45,574	-

Operating Costs:
Professional Fees	237,679	81,655
Payroll Expense	115,795	-
Marketing Expense	50,000	-
Travel and Meal Expenditures	25,846	-
Other General and Administrative Expenses	33,129	971
Total Operating Costs	462,449	82,626

Loss from Operations	(416,875)	(82,626)

Other Income/(Expense):
Interest Expense	(86,958)	(93,603)
Change in Fair Value of Derivative	1,577,001	7,103,673
Forgiveness of Debt	15,525	-
Loss on Impairment of Intangibles	(1,522,597)	-
Debt Discount Amortization	(80,369)	-
Total Other Income (Expense)	(97,398)	7,010,070
Income/(Loss) Before Income Taxes	(514,273)	6,927,444
Provision for Income Taxes	-	-
Net Income/(Loss)	$(514,273)	$6,927,444

Other Comprehensive Loss:
Foreign Currency Translation Adjustment	5,400	-
Change in Fair Value of Investment	(30,789)	-
Comprehensive Loss	$(539,662)	$6,927,444

Earnings/(Loss) Per Share: Basic and Diluted	$(0.0003)	$0.0055
Weighted Average Number of Common Shares Outstanding: Basic and Diluted	1,472,824,710	1,259,831,337

The accompanying notes are an integral part of these consolidated financial statements.

LIFE CLIPS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

(UNAUDITED)

For the three months ending September 30, 2021 and 2020

	Preferred - Series A		Preferred - Series B		Preferred - Series C		Common Stock		Common Stock To Be	Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Issued	Capital	Loss	Deficit	(Deficit)
Balances as of June 30, 2021	40,000,000	$4,000	5,760,000	$5,760	-	$-	1,322,822,904	$1,322,823	$125,032	$23,866,298	$(67,965)	$(32,780,235)	$(7,524,287)
Stock issued for Cash	-	-	-	-	-	-	208,333,333	208,333	-	2,916,667	-	-	3,125,000
Stock Issued for Services	-	-	-	-	-	-	2,692,489	2,693	-	9,800	-	-	12,493
Accrued Expenses Converted to Stock	-	-	-	-	-	-	46,045,000	46,045	-	907,530	-	-	953,575
Common Stock Issued from Prior Periods	-	-	-	-	-	-	13,500,000	13,500	(80,700)	67,200	-	-	-
Debt Converted to Stock	-	-	-	-	-	-	24,333,333	24,333	-	335,667	-	-	360,000
Belfrics Acquisition Shares	-	-	-	-	2,000,000	2,000	-	-	-	26,012,226	-	-	26,014,226
Foreign Currency Translation Adjustment	-	-	-	-	-	-	-	-	-	-	5,400	-	5,400
Change in Fair Value of Investment	-	-	-	-	-	-	-	-	-	-	(30,789)	-	(30,789)
Net Income	-	-	-	-	-	-	-	-	-	-	-	(514,273)	(514,273)
Balances as of September 30, 2021	40,000,000	$4,000	5,760,000	$5,760	2,000,000	$2,000	1,617,727,059	$1,617,727	$44,332	$54,115,388	$(93,354)	$(33,294,508)	$22,401,345

	Preferred - Series A		Preferred - Series B		Preferred - Series C		Common Stock		Common Stock To Be	Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Issued	Capital	Loss	Deficit	(Deficit)
Balances as of June 30, 2020	1,000,000	$1,000	-	$-	-	$-	1,259,831,337	$1,259,831	$125,032	$9,218,935	$-	$(29,301,198)	$(18,696,400)
Net Income	-	-	-	-	-	-	-	-	-	-	-	6,927,444	6,927,444
Balances as of September 30, 2020	1,000,000	$1,000	-	$-	-	$-	1,259,831,337	$1,259,831	$125,032	$9,218,935	$-	$(22,373,754)	$(11,768,956)

The accompanying notes are an integral part of these consolidated financial statements.

Life Clips, Inc.

Consolidated Statement of Cash Flows

For the Three Months Ended

(Unaudited)

	September 30, 2021	September 30, 2020
Cash Flows From Operating Activities:
Net Income/(Loss)	$(514,273)	$6,927,444

Adjustments to Reconcile Net Income/(Loss) to Net Cash From Operating Activities:
Changes in Fair Value of Derivative Liabilities	(1,577,001)	(7,103,673)
Stock Issued for Services	12,493	-
Change in Fair Value of Investments	30,789	-
Loss on Impairment of Intangibles	1,522,597	-
Amortization of Debt Discount	80,369	178
Gain on Forgiveness	(15,525)	-
Depreciation	17,019	-

Changes in Assets and Liabilities:
Accounts Receivable	(10,000)	-
Accounts Payable	8,135	(3,781)
Accrued Expenses and Interest Payable	(266,499)	93,425
Advance to Employees	(37,500)	-
Deferred Revenue	25,000	-
Due to Related Parties	(295,424)	75,000
Due from Related Parties	34,271	-
Net Cash From Operating Activities	(985,549)	(11,407)

Cash Flows From Investing Activities:
Purchases of Property and Equipment	(377,823)	-
Net Cash Acquired on Acquisitions	74,377	-
Net Cash From Investing Activities	(303,446)	-

Cash Flows From Financing Activities:
Proceeds From Issuance of Stock	3,125,000	-
Proceeds From Convertible Notes Payables	-	5,000
Net Cash From Financing Activities	3,125,000	5,000

Effect of Exchange Rate on Cash	5,400	-

Net Change in Cash	1,841,405	(6,407)

Cash at Beginning of Period	230,685	12,160

Cash at End of Period	$2,072,090	$5,753

Supplemental Disclosures of Cash Flow Information:
Cash Paid for:
Interest	$-	$-
Income Taxes	$-	$-

Supplemental Disclosures of Cash Flow Information:
Cash Paid for:
Interest	$-	$-
Income Taxes	$-	$-

Non-cash Investing and Financing Activities
Accrued Interest Converted to Convertible Notes Payable	$525,602	$-
Convertible Notes Payable Converted to Common Shares	$360,000	$-

Accrued Expenses Converted to Common Shares	$953,575	-

The accompanying notes are an integral part of these consolidated financial statements.

Life Clips, Inc.

Footnotes to Consolidated Financial Statements

September 30, 2021

NOTE 1. ORGANIZATION AND OPERATIONS

Life Clips, Inc. (the “Company”) was incorporated in Wyoming on March 20, 2013.

On April 5, 2021, the Company closed its acquisition of Cognitive Apps Software Solutions, Inc. (“Cognitive Apps”, a developer of artificial intelligence (AI) applications for the healthcare industry and psychedelic research. Cognitive Apps was incorporated in British Columbia, Canada on November 25, 2020. Its principal business is developing, financing, producing and distributing AI based technological solutions to the mental health and healthcare sector. Cognitive Apps sold all of its issued and outstanding capital stock to the Company, becoming a 100% wholly owned subsidiary.

On August 25, 2021, the Company closed its acquisition of Belfrics Holdings Limited and its related entities (collectively “Belfrics”). The new business of operating cryptocurrency exchanges and blockchain development services in Asia and Africa. Belfrics sold all of its issued and outstanding capital stock to the Company, becoming a 100% wholly owned subsidiary.

The Belfrics entities acquired are:

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

Belfrics International Ltd, a Malaysia corporation

Belfrics Europe SL, a Spain corporation

Belfrics Kenya Pvt. Ltd, a Kenya corporation

Incrypts SDN BHD, a Malaysia corporation

Belfrics Malaysia SDN BHD

Founded in 2014, Belfrics Belfrics internally developed a cryptocurrency digital exchange platform. Supported by the proprietary technology of Belrium Blockchain KYC solution, the KYC (“Know Your Customer”) and AML (“Anti-Money Laundering”) process of Belfrics Exchange is a well-accepted compliance solution. With 10 operational offices in 8 countries, Belfrics provides localized and personalized support to digital currency traders. Through its Blockchain Academy, Belfrics provides continuous training to traders, developers and blockchain enthusiasts in more than 20 countries. Belfrics is licensed and regulated by the Labuan Financial Services Authority (LFSA) in Malaysia.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Consolidation – The consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The Company consolidates the financial statements of its wholly owned subsidiary and all intercompany transactions and account balances have been eliminated in consolidation.

Foreign Currency Translation – The Companies’ subsidiaries have 7 different functional currencies in addition to U.S. Dollar, but its reporting currency is in U.S. Dollar. The currencies are Canadian Dollars, Euro, Indian Rupee, Kenyan Shilling, Malaysian Ringgit, Nigerian Naira, and Tanzanian Shilling. The balance sheet accounts are translated at exchange rates in effect at the end of the period and income statement accounts are translated at average exchange rates for the period. Translation gains and losses are included as a separate component of stockholders’ deficit.

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

Investments – The Company’s investments in marketable securities are measured at fair value with unrealized gains and losses recognized in other comprehensive income/(loss). The Company received a total of 960,559 shares of Ehave, Inc.’s common stock as payment for a licensing agreement. These shares had a total value of $100,000 upon issuance. Subsequent to issuance, the stock price of the shares decreased and an unrealized loss on the investment of $80,789 was recognized, decreasing the asset value to $19,211 at June 30, 2021.

Intangible Assets – The Company had no intangibles at June 30, 2021. At September 30, 2021, the Company’s intangible assets consisted of approximately $43.7 million of cryptocurrency that is recorded at historical cost and not amortized due to its indefinite life. In addition, the Company had an immaterial amount of other intangibles which are recorded at cost based on third party expenditures. The Company will begin amortizing the other intangibles over their estimated remaining useful life when it begins revenue-producing applications. Useful lives of intangible assets are determined after considering the specific facts and circumstances related to each intangible asset. Factors that will be considered when determining useful lives include the contractual term of any agreement related to the asset, the historical performance of the asset, the long-term strategy for using the asset, any laws or other local regulations that could impact the asset, the historical performance of the asset, the long-term strategy for using the asset, any laws or other local regulations that could impact the useful life of the asset, and other economic factors, including competition and specific market conditions. Indefinite life intangibles are reviewed for impairment when circumstances suggest there could be an impairment, but at least annually.

Property and Equipment – Belfrics property and equipment includes computers and software, furniture and fittings, and office equipment. Depreciation is provided based on the estimated useful life of assets on straight line basis which ranges from three years to five years.

Leases - The Company accounts for leases in accordance with ASU 2016-02, “Leases” (Topic 842). Based on this standard, the Company determines if an agreement is a lease at inception. Leases are included – right to use, current portion of lease liability, and operating lease liability, less current portion in the Company’s consolidated balance sheets. Finance leases are included in right-of-use assets, lease liability and lease liability, long-term in the Company’s consolidated balance sheets.

As permitted under Topic 842, the Company has made an accounting policy election not to apply the recognition provisions to short term leases (leases with a lease term of 12 months or less that do not include an option to purchase the underlying asset that the lessee is reasonably certain to exercise); instead, the Company will recognize the lease payments for short-term leases on a straight-line basis over the lease term.

Impairment of Long-Lived Assets – When facts and circumstances indicate that the carving value of long-lived assets may not be recoverable. management recoverability of the carrying value by preparing estimates of revenues and the resulting gross profit and cash flows. These estimated future cash flows are consistent with those Belfrics uses in its internal planning. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount, it recognizes an impairment loss. The impairment loss recognized, if any, is the amount by interest charges) is less than the carrying amount, it recognizes an impairment loss. The impairment loss recognized, if any, is the amount by which the carving amount of the asset (or asset group) exceeds the fair value. Belfrics may use a variety of methods to determine the fair value of these assets, including discounted cash flow models, which are consistent with the assumption’s management believes hypothetical fair value of these assets, including discounted cash flow models, which are consistent with the assumption’s management believes hypothetical marketplace participants would use. The Company has not recorded any impairment expense on its long-lived assets as of September 30, 2021.

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

The Company accounts for its derivative liabilities, at fair value, on a recurring basis under Level 3 (See Note 8). The Company accounts for its investments, at fair value, on a recurring basis under Level 1 (See Note 5)

Embedded Conversion Features – The Company evaluates embedded conversion features within convertible debt under ASC 815 “Derivatives and Hedging” to determine whether the embedded conversion feature(s) should be bifurcated from the host instrument and accounted for as a derivative at fair value with changes in fair value recorded in earnings. If the conversion feature does not require derivative treatment under ASC 815, the instrument is evaluated under ASC 470-20 “Debt with Conversion and Other Options” for consideration of any beneficial conversion feature.

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

Recognition of Licensing Revenues – The Company recognizes revenue in accordance with Accounting Standards Update (“ASU”) No. 2014-09 “Revenue from Contracts with Customers” (“Topic 606”). Revenue is recognized when a customer obtains control of promised goods or services.  In addition, the standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The amount of revenue that is recorded reflects the consideration that the company expects to receive in exchange for those goods. The Company applies the following five-step model in order to determine this amount: (i) identification of the promised goods in the contract; (ii) determination of whether the promised goods are performance obligations, including whether they are distinct in the context of the contract; (iii) measurement of the transaction price, including the constraint on variable consideration; (iv) allocation of the transaction price to the performance obligations; and (v) recognition of revenue when (or as) the Company satisfies each performance obligation.

The Company only applies the five-step model to contracts when it is probable that the entity will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. Once a contract is determined to be within the scope of Topic 606 at contract inception, the Company reviews the contract to determine which performance obligations the Company must deliver and which of these performance obligations are distinct. The Company recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when the performance obligation is satisfied or as it is satisfied.  Generally, the Company’s performance obligations are transferred to customers at a point in time, typically upon delivery.

Commission revenue is recorded on a trade-date basis when the Company satisfies its performance obligation.  The Company receives commissions on cryptocurrency transaction initiated on its platform. Fees, investment advisory and administrative services revenue is recognized as the services related to the underlying assignment are completed.

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

NOTE 3. LEASES

In connection with the acquisition of Belfrics, Inc. on August 25, 2021, the Company acquired four facilities’ leases.

The properties’ location, square footage, lease commencement date, expiration date, terms and payments are as follows:

	Belfrics Holding Ltd	Belfrics International Ltd	Belfrics BT SDN BHD	Belfrics Kenya Ltd

Location	Suite B, Lot 3, Level 1, Lazenda Phase 3, OKK Abudllah, Labuan	Suite C, Lot 3, Level 1, Lazenda Phase 3, OKK Abudllah, Labuan	Suite E, Lot 3, Level 1, Lazenda Phase 3, OKK Abudllah, Labuan	11th Floor Unit 2, Mirage Tower 1, Westlands, Chiromo Road. Nairobi.
Square Footage	300 sq ft	700 sq ft	300 sq ft	974 sq ft
Lease commencement date	January 1, 2020	January 1, 2020	January 1, 2020	January 1, 2018
Lease expiration date	December 31, 2022	December 31, 2022	December 31, 2022	April 1, 2023
Lease terms	3 years	3 years	3 years	8 years
Monthly lease payments	$840	$720	$720	$709

Right-of-use asset is summarized below:

	Belfrics Holding Ltd	Belfrics International Ltd	Belfrics BT SDN BHD	Belfrics Kenya Ltd	Total
Office Lease	$11,225	$13,096	$11,225	$61,643	$97,189
Less accumulated amortization	(685)	(799)	(685)	(2,992)	(5,161)
Right-of-use, net	$10,540	$12,297	$10,540	$58,651	$92,028

Operating lease liability is summarized below:

	Belfrics Holding Ltd	Belfrics International Ltd	Belfrics BT SDN BHD	Belfrics Kenya Ltd	Total
Office Lease	$10,540	$12,296	$10,540	$58,652	$92,028
Less: current portion	(2,148)	(9,791)	(8,392)	(36,637)	(56,968)
Long term portion	$8,392	$2,505	$2,148	$22,015	$35,060

Maturity of lease liabilities are as follows:	Belfrics Holding Ltd	Belfrics International Ltd	Belfrics BT SDN BHD	Belfrics Kenya Ltd	Total

Year ending June 30, 2022	$6,483	$7,564	$6,483	$28,659	$49,189
Year ending June 30, 2023	4,322	5,042	4,322	31,843	45,529
Total future minimum lease payments	10,805	12,606	10,805	60,502	94,718
Less imputed interest	(265)	(310)	(265)	(1,850)	(2,690)
Present Value of Payments	$10,540	$12,296	$10,540	$58,652	$92,028

NOTE 4. PROPERY AND EQUIPMENT

As of June 30, 2021, the Company had no property and equipment. Property and equipment as of September 30, 2021 consisted of the following:

September 30, 2021
Software Development Fees	$1,311,684
Plant and Machinery	60,098
Furniture and Fittings	36,210
Computers and Software	19,896
Accumulated Depreciation	(17,019)
$1,410,869

NOTE 5. ACQUISITION OF SUBSIDIARIES

BELFRICS

On August 25, 2021, the Company acquired 100% of Belfrics in consideration of the issuance of 2,000,000 shares of the Company’s Series C preferred stock, with the opportunity to earn an additional 1,500,000 shares of the Company’s Series C preferred stock. The consideration paid for Belfrics had a face value of $20,000,000, with the opportunity to acquire an additional $15,000,000 face value of the preferred stock. Giving effect to the formula converting the preferred stock to common stock, the value of the consideration paid at the time of closing was $41,802,925.

Voting Rights. Majority voting control of the Company lies in the Series A Preferred (“Series A”). The 5,000,000 shares of Series A have voting power equal to 2 billion common shares. These shares are held by Robert Grinberg, the Company’s CEO and Victoria Rudman, the Company’s CFO. Therefore, even if all preferred shares and other dilutive instruments were converted to common shares, the Series holders would still have majority voting rights.

Board Composition. The Board of the Company consists of three people: Robert Grinberg, Victoria Rudman, and Charles Adelson. The principal of the Belfrics Entities has the right to be appointed to the Board. However, as of the date of filing, the original board of directors remains in place post-acquisition.

Executives/Senior Management. There was no change in senior management after the acquisition. Mr. Grinberg remains CEO and Ms. Rudman remains CFO. None of the Belfrics’ principals became an executive officer of the parent company.

Based on the forgoing management has determined that Life Clips, Inc. is both the legal and accounting acquirer as there was no change in control or management.

Consideration
Series C Preferred Stock	$26,014,226
Contingent Liability	15,788,699
Preferred Shares	$41,802,925

Fair value of net identifiable assets (liabilities) acquired:
Cash	$74,377
Other Current Assets	1,626,712
Intangibles	45,447,674
Property and Equipment	1,050,065
Right-of-Use Asset	97,189
Total fair value of net identifiable assets	$48,296,017

Accounts payable and accrued expenses	$335,452
Due to Related Party	6,060,451
Lease Liability	97,189
Total fair value of net identifiable liabilities	$6,493,092

Fair value of net identifiable assets (liabilities) acquired	$41,802,925

Goodwill	$-

COGNITIVE APPS

On April 5, 2021, the Company closed its acquisition of Cognitive Apps Software Solutions, Inc. (“Cognitive Apps”, a developer of artificial intelligence (AI) applications for the healthcare industry and psychedelic research. Cognitive Apps was incorporated in British Columbia, Canada on November 25, 2020. Its principal business is developing, financing, producing and distributing AI based technological solutions to the mental health and healthcare sector. Cognitive Apps sold all of its issued and outstanding capital stock to the Company, becoming a 100% wholly owned subsidiary.

In exchange for the acquisition, Cognitive Apps received the following consideration:

(a) Preferred Shares. Exchange each issued and outstanding share of Cognitive Apps common stock for 5,760,000 shares of Series B Preferred (“Series B”). The Series B are convertible based on 80% of average of the 5 lowest closing prices for a share of common stock on the principal exchange or market on which such shares are then trading for the 20 trading days immediately preceding such date. Notwithstanding the foregoing, in no case shall the fair market value multiplied by the total number of shares issued and outstanding be less than $5,000,000. The fair value on the date of acquisition was calculated at $10,016,089.

(b) Warrants. In addition to the Series B shares, the previous Cognitive Apps shareholders, on a pro-rata basis, will receive warrants to purchase a total of 3,500,000 shares of the common shares of the Company at an exercise price of $0.10. The fair value of the warrants on the date of acquisition was calculated at $20,111.

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

Pro Forma Disclosures

The following unaudited pro forma financial results reflects the historical operating results of the Company, including the unaudited pro forma results of Belfrics and Cogntive Apps for the three months ended September 30, 2021 and the year ended June 30, 2021 (Note the Company acquired Belfrics on August 25, 2021). The pro forma financial information set forth below reflects adjustments to the historical data of the Company to give effect to each of these acquisitions and the related equity issuances as if each had occurred on July 1, 2020. The pro forma information presented below does not purport to represent what the actual results of operations would have been for the periods indicated, nor does it purport to represent the Company’s future results of operations purport to represent what the actual results of operations would have been for the periods indicated, nor does it purport to represent the Company’s future results of operations.

The following table summarizes on an unaudited pro forma basis the Company’s results of operations for the three months ended September 30, 2021 and for the year ending June 30, 2021:

	September 30, 2021	June 30, 2021
Revenues	$45,574	$170,897
Net Loss	(535,324)	(3,698,228)

Net loss per share- basic and diluted	$(0.0004)	$(0.0029)

Weighted average number of shares of common stock outstanding- basic and diluted	1,472,824,710	1,259,831,337

The calculations of pro forma net revenue and pro forma net loss give effect to the business combinations for the period from July 1, 2020 until the respective closing dates for (i) the historical net revenue and net income (loss), as applicable, of the acquired businesses, (ii) incremental depreciation and amortization for each business combination based on the fair value of property and equipment and identifiable intangible assets acquired and the related estimated useful lives.

NOTE 6. RELATED PARTY TRANSACTIONS

At June 30, 2021, $1,155,550 was due to related parties. As of September 30, 2021, $5,504,287 was due to related parties for Belfrics only and is primarily comprised of loans from the entities’ shareholders.

At June 30, 2021, the Company reported $34,271 due from related party, a Cog Apps shareholder. As of September 30, 2021 the amount has been repaid in full.

NOTE 7. CONVERTIBLE NOTES PAYABLE

Convertible Notes

As of September 30, 2021, the amount of the Company’s convertible notes in-default was reduced to $0, when compared to June 30, 2021 amount of $541,051, as follows:

Balance at September 30, 2021	Balance at June 30, 2021	Due Date	Interest Rate at September 30, 2021
$-	$541,051	Range from 05/13/2017 to 01/20/2022	Range from 3.85% to 22%	Conversion price equal to fifty percent (50%) of the lowest trading price during the twenty (20) trading day period prior to the date of conversion - at September 30, 2021, convertible into 0 shares not including interest.
4,369,895	3,288,241	Range from 06/15/2023 to 07/01/23	8%	Conversion price equal to $0.01. At September 30, 2021, convertible into 434.5 million shares not including interest.
-	375,000	Range from 04/22/2023 to 12/23/2022	Range from 4% to 10%	Conversion price equal to $0.015. At September 30, 2021, convertible into 0 shares not including interest.
$4,369,895	$4,204,292

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

Total amortization of debt discount amounted to $80,369 and $178 for the three months ended September 30, 2021 and 2020, respectively.

The debt discount was $0 and $80,369 at September 30, 2021 and June 30, 2021, respectively.

Future Commitments

At September 30, 2021 the Company has outstanding convertible debt of $4,344,896, which is due within the next 21 months.

NOTE 8. DERIVATIVE FINANCIAL INSTRUMENTS

As of September 30, 2021, the Company no longer has any derivatives.

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

The following tables summarize the components of the Company’s derivative liabilities and linked common shares as of June 30, 2021 and the amounts that were reflected in income related to derivatives for the period ended:

	June 30, 2021
The financings giving rise to derivative financial instruments	Indexed Shares* (in millions)	Fair Values
Embedded derivatives	563	$1,577,001
Total	563	$1,577,001

*	including principal and interest

The following table summarizes the effects on the Company’s gain (loss) associated with changes in the fair values of the derivative financial instruments by type of financing for the three months ended September 30, 2020:

The financings giving rise to derivative financial instruments and the gain (loss) effects:	June 30, 2021
Embedded derivatives	$7,103,673
Total	$7,103,673

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

Significant inputs and results arising from the Monte Carlo Simulation process are as follows for the embedded derivatives that have been bifurcated from the convertible notes and classified in liabilities:

June 30, 2021
Quoted market price on valuation date	$0.0046
Range of effective contractual conversion rates	$0.0018
Contractual term to maturity	NA
Market volatility:
Volatility	NA
Risk-adjusted interest rate	NA

The following table reflects the issuances of compound embedded derivatives and detachable warrants and changes in fair value inputs and assumptions related to the embedded derivatives and detachable warrants during the year ended June 30, 2021 and as of September 30, 2021.

		Year Ended
	September 30, 2021	June 30, 2021
Balances at beginning of period	$1,577,001	$13,249,507
Issuances:
Embedded derivatives	-	50,000
Conversions:
Embedded derivatives	-	-
Reclassifications to equity:
Embedded derivatives	-	(4,448,276)
Changes in fair value inputs and assumptions reflected in income	(1,577,001)	(7,274,230)

Balances at end of period	$-	$1,577,001

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

Preferred Stock

Effective May 19, 2017, the Company amended its Articles of Incorporation to designate 1,000,000 shares, which increased to 5,000,000 on June 16, 2021, of preferred stock as Series A Preferred Stock, with a par value of $0.001 per share. Each share of Series A ranks, with respect to dividend rights and rights upon liquidation, winding up or dissolution of the Company, the same as the common stock of the Company, par value $0.001 per share and is not entitled to any specific dividends or other distributions, other than those declared by the Board of Directors. Each share of Series A has 400 votes on any matter submitted to the shareholders of the Company, and the Series A votes together with the holders of the outstanding shares of all other capital stock of the Company (including the Common Stock and any other series of preferred stock then outstanding), and not as a separate class, series or voting group on any such matter. The Series A is not transferrable by the holder, and may be redeemed by the Company at any time for the par value. In the event that the holder of Series A who is an employee or officer of the Company leaves their position as an employee or officer of the Company for any reason, the Series A held by that holder will be automatically cancelled and will revert to being authorized and unissued shares of Series A. The Series A is not convertible into any other class of shares of the Company.

Additionally, the Board authorized 5,760,000 shares of the Company’s Preferred Stock (“Series B”) pursuant to the acquisition of Cognitive Apps.

Each share of Series B shall be convertible, at the option of the holder thereof, beginning 12 months from the date of issuance, and thereafter at any time and from time to time, and without the payment of additional consideration by the holder thereof, into that number of fully paid and nonassessable shares of common stock (whether whole or fractional) that have a fair market value, in the aggregate, equal to the Series B conversion price.

The Series B conversion price shall initially be equal to $1.00 and shall be subject to adjustment as provided below. fair market value shall mean, as of any date of determination, 80% of average of the 5 lowest closing prices for a share of common stock on the principal exchange or market on which such shares are then trading for the 20 trading days immediately preceding such date. Notwithstanding the foregoing, in no case shall the fair market value multiplied by the total number of shares issued and outstanding be less than $5,000,000.

In conjunction with the acquisition of Belfrics, the Company filed a designation authorizing and designating 3,500,000 shares of Series C Convertible Preferred Stock (“Series C”).

Each share of Series C shall be convertible, at the option of the holder thereof, beginning 12 months from the date of issuance, and thereafter at any time and from time to time, and without the payment of additional consideration by the holder thereof, into that number of fully paid and non-assessable shares of common stock (whether whole or fractional) that have a fair market value, in the aggregate, equal to the Series C conversion price.

The Series C conversion price shall initially be equal to $10.00 and shall be subject to adjustment as provided below. fair market value shall mean, as of any date of determination, 80% of average of the 5 lowest closing prices for a share of common stock on the principal exchange or market on which such shares are then trading for the 20 trading days immediately preceding such date. Notwithstanding the foregoing, in no case shall the Fair Market Value multiplied by the total number of shares issued and outstanding be less than $5,000,000.

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

NOTE 10. COMMITMENTS AND CONTINGENCIES

From time to time, the Company may be a party to other legal proceedings. Management currently believes that the ultimate resolution of these matters will not have a material adverse effect on consolidated results of operations, financial position, or cash flow.

NOTE 11. SUBSEQUENT EVENTS

On October 22, 2021, the Company entered into an intellectual property license agreement with Software Research Labs LLC, (“SRL”). In consideration of the mutual promises and covenants contained in the agreement, the parties agreed to the following:

1.	The Company is granted a license to use SRL technology in block chain technology for the crypto-currency industries. The Company shall have the right to enter into agreements with third parties to sub-license the technology, subject to SRL approval.

2.	Consideration was 8,333,333 shares of Company common stock.

3.	Term of agreement is for three years, beginning on January 8, 2022. There is a renewal option for successive 3-year terms at a cost of $250,000 payable in the common stock of the Company at a 25% discount to the market price, unless either party gives written notice of non-renewal to the other, at least 30 days before the end of the then-current term.

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

General Information about Our Company

Life Clips, Inc. (the “Company”) was incorporated in Wyoming on March 20, 2013.

On April 5, 2021, the Company closed its acquisition of Cognitive Apps Software Solutions, Inc. (“Cognitive Apps”, a developer of artificial intelligence (AI) applications for the healthcare industry and psychedelic research. Cognitive Apps was incorporated in British Columbia, Canada on November 25, 2020. Its principal business is developing, financing, producing and distributing AI based technological solutions to the mental health and healthcare sector. Cognitive Apps sold all of its issued and outstanding capital stock to the Company, becoming a 100% wholly owned subsidiary.

On August 25, 2021, the Company closed its acquisition of Belfrics Holdings Limited and its related entities (collectively “Belfrics”). The new business of operating cryptocurrency exchanges and blockchain development services in Asia and Africa. Belfrics sold all of its issued and outstanding capital stock to the Company, becoming a 100% wholly owned subsidiary.

The Belfrics entities acquired are:

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

Belfrics International Ltd, a Malaysia corporation

Belfrics Europe SL, a Spain corporation

Belfrics Kenya Pvt. Ltd, a Kenya corporation

Incrypts SDN BHD, a Malaysia corporation

Belfrics Malaysia SDN BHD

Founded in 2014, Belfrics Belfrics internally developed a cryptocurrency digital exchange platform. Supported by the proprietary technology of Belrium Blockchain KYC solution, the KYC (“Know Your Customer”) and AML (“Anti-Money Laundering”) process of Belfrics Exchange is a well-accepted compliance solution. With 10 operational offices in 8 countries, Belfrics provides localized and personalized support to digital currency traders. Through its Blockchain Academy, Belfrics provides continuous training to traders, developers and blockchain enthusiasts in more than 20 countries. Belfrics is licensed and regulated by the Labuan Financial Services Authority (LFSA) in Malaysia.

Recent Developments

On August 25, 2021, Belfrics sold all of its issued and outstanding capital stock to the Company, becoming a 100% wholly owned subsidiary

In exchange for the acquisition, Belfrics received the following consideration:

(a)	Preferred Shares. Exchange each issued and outstanding share of The Belfrics Entities common stock for $20,000,000 shares of Series C Preferred Shares, pursuant to the Designation set forth as Exhibit B.

(c)	Earn Out. Upon obtaining the milestones set forth on Schedule 2.1(c) the Sellers shall be entitled to up to an additional $15,000,000 of Series C Preferred Stock on a pro rata basis.

Founded in 2014, the Belfrics digital exchange platform, which was fully developed in-house, is one of the most compliant platforms in the cryptocurrency industry. Supported by the proprietary technology of Belrium Blockchain KYC solution, the KYC (“Know Your Customer”) and AML (“Anti-Money Laundering”) process of Belfrics Exchange is a well-accepted compliance solution. With 10 operational offices in 8 countries, Belfrics provides localized and personalized support to digital currency traders. Through its Blockchain Academy, Belfrics provides continuous training to traders, developers and Blockchain enthusiasts in more than 20 countries. Belfrics is licensed and regulated by the Labuan Financial Services Authority (LFSA) in Malaysia.

Results of Operations for the Three Months Ended September 30, 2021 and 2020

For the three months ended September 30, 2021 and 2020, the Company had gross profit of $45,574 and $0, respectively.

Total operating costs were $462,449 compared with $82,626 for the three months ended September 30, 2021 and 2020 respectively. The decrease is directly related to higher professional fees, offset by lower general and administrative expenses.

Other Income (Expense) was $(97,398) when compared with $7,010,070 for the three months ended September 30, 2021 and 2020 respectively. This change is primarily due to a change in fair value of derivatives.

Net loss for the three months ended September 30, 2021 was $514,273 as compared to net income of $6,927,444 for the three months ended September 30, 2020.

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

Liquidity and Capital Resources

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. As of September 30, 2021 the Company had cash on hand of $2,072,090, total assets of $49,350,969, total liabilities of $26,949,624 and total shareholder’s deficit of $22,401,345.

The Company’s cash was generated from a series convertible notes issued to non-related third parties as well as Regulation A fund raising. The Company plans to raise additional working capital via additional notes or equity sales to ensure that it will have enough cash to fund its primary operation for the next twelve (12) months.

The Company has no agreements in place with its shareholders, officer and director or with any third parties to fund operations beyond the end of the Company’s September 30, 2021 period ended. The Company has not negotiated nor has available to it any other third party sources of liquidity.

Cash flows from operating activities for the three-month periods ended September 30, 2021 and 2020 were $(980,149) and $11,407, respectively. The change was primarily due to net loss being offset by changes in fair value of derivative liabilities.

Cash flows from investing activities totaled $(303,446) and $0 for the three-month periods ended September 30, 2021 and 2020, respectively. The increase was directly related to Belfrics purchases of property and equipment $(377,823), offset by net cash acquired on acquisitions of $74,377.

Cash flows from financing activities totaled $3,125,000 and $5,000 for the three-month periods ended September 30, 2021 and 2020, respectively. The $5,000 were proceeds from a convertible note payable.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our chief executive officer and chief financial officer are responsible for establishing and maintaining our disclosure controls and procedures. Disclosure controls and procedures means controls and other procedures that are designed to ensure that information we are required to disclose in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that information required to be disclosed by us in those reports is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our chief executive officer and chief financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of September 30, 2021. Based on that evaluation, our chief executive officer and chief financial officer have concluded that, as of the evaluation date, such controls and procedures were not effective.

Changes in internal controls

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1 A. Risk Factors

Not required for a Smaller Reporting Company.

Item 2. Properties

The Company’s operations are currently being conducted out of the Company’s office located at 18851 NE 29th Ave., Suite 700 PMB# 348, Aventura, FL 33180. The Company’s office space is being rented for a price of $135 per month.

The Cognitive Apps subsidiary’s operations are currently being conducted out of offices located at 263 W, 49th Avenue, Vancouver, BC, V5Y2Z8, Canada. Cognitive Apps does not pay any rent for this space.

The Belfrics Entities subsidiary’s main corporate operations are currently being conducted out of the Belfrics Holding Limited offices at Suite C, Lot 3, Level 1, Lazenda Phase 3, OKK Abudllah, Labuan. Belfrics holds seven leases in various locations for a price of $8,724 per month.

The Company considers the current spaces to be adequate and will reassess its needs based upon the future growth of the Company.

Other than as set forth above, we are not a party to any material legal proceedings, nor is our property the subject of any material legal proceeding.

Item 3. Mining Safety Disclosures

Not Applicable.

Item 4. Other Information

Not Applicable.

Item 5. Exhibits

Number	Exhibit

31.1*	Certification of Chief Executive Officer pursuant to Section 302

32.1*	Certification of Chief Executive Officer pursuant to Section 906

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Schema

101.CAL*	Inline XBRL Taxonomy Calculation Linkbase

101.DEF*	Inline XBRL Taxonomy Definition Linkbase

101.LAB*	Inline XBRL Taxonomy Label Linkbase

101.PRE*	Inline XBRL Taxonomy Presentation Linkbase

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

Life Clips, Inc.

Date: November 24, 2021	By:	/s/ Victoria Rudman
Victoria Rudman
Interim Chief Financial Officer (Principal Financial and Accounting Officer)

