Form 10-Q
period 2021-12-31
Life Clips, Inc.
filed 2022-03-04
CIK 1604930

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly report pursuant section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2021

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
Emerging growth company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 1, 2022
Common Stock, $0.001 par value per share	1,781,038,886

Indicate by check mark whether the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act and Section 13(a) of the Exchange Act.

LIFE CLIPS, INC.

FORM 10-Q FOR THE QUARTER ENDED DECEMBER 31, 2021

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Life Clips, Inc.

Consolidated Balance Sheets

	December 31,	June 30,
	2021	2021
	(Unaudited)	(Audited)
ASSETS
Current Assets:
Cash	$2,016,631	$230,685
Accounts Receivable	1,148,366	-
Due from Related Party	-	34,271
Other Current Assets	350,370	-
Total Current Assets	3,515,367	264,956

Right-of-Use Asset	182,675	-
Investments - Ehave Inc	5,711	38,422
Property and Equipment, net	1,091,185	-
Intangible Assets	46,062,823	-
Total Assets	$50,857,761	$303,378

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable	$2,388,224	$399,670
Accrued Expenses and Interest Payable	168,196	521,521
Deferred Revenue	-	50,000
Due to Related Party	4,246,617	1,155,550
Convertible Note Payable	3,869,895	3,582,872
Convertible Note Payable - In Default	-	541,051
Note Payable	250,000	-
Derivative Liability - Convertible Notes Payable	-	1,577,001
Lease Liability, Current	98,530	-
Total Current Liabilities	11,021,462	7,827,665

Non-Current Liabilities:
Lease Liability, Long-Term	84,637	-
Contingent Liability, Long-Term	19,023,077	-
Total Liabilities	30,129,176	7,827,665

Commitments and Contingencies (Note 12)

Stockholders’ Equity
Preferred Stock - Series A ($0.001 par value; 5,000,000 shares authorized, 4,000,000 shares issued and outstanding)	4,000	4,000
Preferred Stock - Series B ($0.001 par value; 5,760,000 shares authorized, issued and outstanding)	5,760	5,760
Preferred Stock - Series C ($0.001 par value; 3,500,000 shares authorized, 2,000,000 and zero shares issued and outstanding at December 31, 2021 and June 30, 2021, respectively)	2,000	-
Common Stock, ($0.001 par value; 5,000,000,000 shares authorized, 1,742,647,934 and 1,322,822,904 shares issued and outstanding at December 31, 2021 and June 30, 2021, respectively)	1,742,648	1,322,823
Common Stock To Be Issued	54,888	125,032
Additional Paid-In Capital	55,770,035	23,866,298
Accumulated Other Comprehensive Loss	(114,174)	(67,965)
Accumulated Deficit	(36,736,572)	(32,780,235)
Total Stockholders’ Equity	20,728,585	(7,524,287)
Total Liabilities and Stockholders’ Equity	$50,857,761	$303,378

The accompanying notes are an integral part of these consolidated financial statements.

Life Clips, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMREHENSIVE INCOME/(LOSS)

For the Three and Six Months ended December 31, 2021 and 2020

(Unaudited)

	For the three month	For the three month	For the six month	For the six month
	period ended	period ended	period ended	period ended
	December 31, 2021	December 31, 2020	December 31, 2021	December 31, 2020
Revenues
Commissions and Fees	$1,583,243	$-	$1,603,817	$-
Investment Advisory	360,320	-	360,320	-
Administrative Services	246,368	-	246,368	-
License Income	25,000	-	50,000	-
App Development Income	20,336	-	20,336	-
Total Revenues	2,235,267	-	2,280,841	-

Cost of Goods Sold	679,000	-	679,000	-
Gross Profit	1,556,267	-	1,601,841	-

Operating Costs:
Professional Fees	483,454	111,800	721,133	193,455
Marketing Expense	789,581	-	839,581	-
Payroll Expense	197,443	-	313,238	-
Other General and Administrative Expenses	205,732	964	238,861	1,935
Travel and Meal Expenditures	20,616	-	46,462	-
Total Operating Costs	1,696,826	112,764	2,159,275	195,390

Loss from Operations	(140,559)	(112,764)	(557,434)	(195,390)

Other Income/(Expense):
Interest Expense	(82,135)	(98,380)	(169,093)	(191,983)
Change in Fair Value of Derivative	-	(2,980,287)	1,577,001	4,123,386
Change in Fair Value of Contingent Liability	(3,234,378)	-	(3,234,378)	-
Gain on Forgiveness	-	-	15,525	-
Loss on Impairment of Intangibles	-	-	(1,522,597)	-
Debt Discount Amortization	-	-	(80,369)	-
Other Income	15,008	-	15,008	-
Total Other Income (Expense)	(3,301,505)	(3,078,667)	(3,398,903)	3,931,403
Income/(Loss) Before Income Taxes	(3,442,064)	(3,191,431)	(3,956,337)	3,736,013
Provision for Income Taxes	-	-	-	-
Net Income/(Loss)	$(3,442,064)	$(3,191,431)	$(3,956,337)	$3,736,013

Other Comprehensive Loss:
Foreign currency translation adjustment	(33,069)	-	(27,669)	-
Change in Value of Investment	12,249	-	(18,540)	-
Comprehensive Loss	$(3,462,884)	$(3,191,431)	$(4,002,546)	$3,736,013

Earnings/(Loss) Per Share: Basic and Diluted	**	**	**	**
Weighted Average Number of Common Shares Outstanding: Basic and Diluted	1,581,633,276	1,259,831,337	1,581,633,276	1,259,831,337

**	Less than $0.01

The accompanying notes are an integral part of these consolidated financial statements.

LIFE CLIPS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

For the three months ending December 31, 2021 and 2020

	Preferred - Series A		Preferred - Series B		Preferred - Series C		Common Stock		Common Stock To Be	Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’ Equity/
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Issued	Capital	(Loss)/Income	Deficit	(Deficit)
Balances as of September 30, 2021	4,000,000	$4,000	5,760,000	$5,760	2,000,000	$2,000	1,617,727,059	$1,617,727	$44,332	$54,115,388	$(93,354)	$(33,294,508)	$22,401,345
Stock issued for Cash	-	-	-	-	-	-	74,444,401	74,444	10,556	1,190,000	-	-	1,275,000
Stock Issued for Services	-	-	-	-	-	-	476,474	476	-	14,647	-	-	15,124
Accrued Expenses Converted to Stock	-	-	-	-	-	-	-	-	-	-	-	-	-
Common Stock Issued from Prior Periods	-	-	-	-	-	-	-	-	-	-	-	-	-
Debt Converted to Stock	-	-	-	-	-	-	50,000,000	50,000	-	450,000	-	-	500,000
Belfrics Acquisition Shares	-	-	-	-	-	-	-	-	-	-	-	-	-
Foreign Currency Translation Adjustment	-	-	-	-	-	-	-	-	-	-	(33,069)	-	(33,069)
Change in Fair Value of Investment	-	-	-	-	-	-	-	-	-	-	12,249	-	12,249
Net Income (Loss)	-	-	-	-	-	-	-	-	-	-	-	(3,442,064)	(3,442,064)
Balances as of December 31, 2021	4,000,000	$4,000	5,760,000	$5,760	2,000,000	$2,000	1,742,647,934	$1,742,648	$54,888	$55,770,035	$(114,174)	$(36,736,572)	$20,728,585

	Preferred - Series A		Preferred - Series B		Preferred - Series C		Common Stock		Common Stock To Be	Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Issued	Capital	(Loss)/Income	Equity/Deficit	(Deficit)
Balances as of September 30, 2020	1,000,000	$1,000	-	$-	-	$-	1,259,831,337	$1,259,831	$125,032	$9,218,935	$-	$(22,373,754)	$(11,768,956)
Net Loss	-	-	-	-	-	-	-	-	-	-	-	(3,191,431)	(3,191,431)
Balances as of December 31, 2020	1,000,000	$1,000	-	$-	-	$-	1,259,831,337	$1,259,831	$125,032	$9,218,935	$-	$(25,565,185)	$(14,960,387)

For the six months ending December 31, 2021 and 2020

	Preferred - Series A		Preferred - Series B		Preferred - Series C		Common Stock		Common Stock To Be	Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’ Equity/
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Issued	Capital	(Loss)/Income	Deficit	(Deficit)
Balances as of June 30, 2021	4,000,000	$4,000	5,760,000	$5,760	-	$-	1,322,822,904	$1,322,823	$125,032	$23,866,298	$(67,965)	$(32,780,235)	$(7,524,287)
Stock issued for Cash	-	-	-	-	-	-	282,777,734	282,778	10,556	4,106,667	-	-	4,400,000
Stock Issued for Services	-	-	-	-	-	-	3,168,963	3,169	-	24,447	-	-	27,616
Accrued Expenses Converted to Stock	-	-	-	-	-	-	46,045,000	46,045	-	907,531	-	-	953,576
Common Stock Issued from Prior Periods	-	-	-	-	-	-	13,500,000	13,500	(80,700)	67,200	-	-	-
Debt Converted to Stock	-	-	-	-	-	-	74,333,333	74,333		785,667	-	-	860,000
Belfrics Acquisition Shares	-	-	-	-	2,000,000	2,000	-	-	-	26,012,226	-	-	26,014,226
Foreign Currency Translation Adjustment	-	-	-	-	-	-	-	-	-	-	(27,669)	-	(27,669)
Change in Fair Value of Investment	-	-	-	-	-	-	-	-	-	-	(18,540)	-	(18,540)
Net Income	-	-	-	-	-	-	-	-	-	-	-	(3,956,337)	(3,956,337)
Balances as of December 31, 2021	4,000,000	$4,000	5,760,000	$5,760	2,000,000	$2,000	1,742,647,934	$1,742,648	$54,888	$55,770,035	$(114,174)	$(36,736,572)	$20,728,585

									Common		Accumulated
	Preferred - Series A		Preferred - Series B		Preferred - Series C		Common Stock		Stock To Be	Additional Paid-In	Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Issued	Capital	(Loss)/Income	Deficit	(Deficit)
Balances as of June 30, 2020	1,000,000	$1,000	-	$-	-	$-	1,259,831,337	$1,259,831	$125,032	$9,218,935	$-	$(29,301,198)	$(18,696,400)
Net Income	-	-	-	-	-	-	-	-	-	-	-	3,736,013	3,736,013
Balances as of December 31, 2020	1,000,000	$1,000	-	$-	-	$-	1,259,831,337	$1,259,831	$125,032	$9,218,935	$-	$(25,565,185)	$(14,960,387)

The accompanying notes are an integral part of these consolidated financial statements.

Life Clips, Inc.

Consolidated Statements of Cash Flows

For the Six Months Ended

(Unaudited)

	December 31, 2021	December 31, 2020
Cash Flows From Operating Activities:
Net Income/(Loss)	$(3,956,337)	$3,736,013
Adjustments to reconcile net (loss)/income to net cash provided by operating activities:

Changes in Fair Value of Derivative Liabilities	(1,577,001)	(4,123,386)
Stock Issued for Services	27,616	-
Change in Fair Value of Contingent Liability	3,234,378	-
Loss on Impairment of Intangibles	1,522,597	-
Change in Fair Value of Investments	(18,540)	-
Depreciation	74,030	-
Amortization of Debt Discount	80,369	4,095
Debt Foregiveness	(15,525)	-

Changes in Assets and Liabilities:
Due from Related Parties	(34,271)	-
Other Current Assets	(1,276,342)	-
Other Assets	(16,533)	-
Accounts Payable	1,653,102	8,499
Accrued Expenses and Interest Payable	1,125,853	187,888
Deferred Revenue	(50,000)	-
Due to Related Parties	(2,953,859)	150,000
Net Cash From Operating Activities	(2,180,463)	(36,891)

Cash Flows From Investing Activities:
Purchases of Property and Equipment	(115,150)	-
Increase in Intangible Assets	(615,149)	-
Net Cash Acquired on Acquisitions	74,377	-
Net Cash From Investing Activities	(655,922)	-

Cash Flows From Financing Activities:
Proceeds from Regulation A	4,400,000	-
Proceeds From Notes Payables	250,000	-
Proceeds From Convertible Notes Payables	-	40,000
Net Cash From Financing Activities	4,650,000	40,000

Effect of Exchange Rate on Cash	(27,669)	-

Net Change in Cash	1,785,946	3,109

Cash at Beginning of Period	230,685	12,160

Cash at End of Period	$2,016,631	$15,269

Supplemental Disclosures of Cash Flow Information:
Cash Paid for:
Interest	$-	$-
Income Taxes	$-	$-

Non-cash Investing and Financing Activities
Value of common shares issued for services	$27,616	$-
Accrued Interest Converted to Convertible Notes Payable	$525,603	$-
Accrued Expenses Converted to Stock	$953,575	$-
Value of common shares issued as payment of debt	$860,000	$-

The accompanying notes are an integral part of these consolidated financial statements.

Life Clips, Inc.

Footnotes to Consolidated Financial Statements

December 31, 2021

NOTE 1. ORGANIZATION AND OPERATIONS

Life Clips, Inc. (the “Company”) was incorporated in Wyoming on March 20, 2013.

On April 5, 2021, the Company closed its acquisition of Cognitive Apps Software Solutions, Inc. (“Cognitive Apps”), a developer of artificial intelligence (AI) applications for the healthcare industry and psychedelic research. Cognitive Apps was incorporated in British Columbia, Canada on November 25, 2020. Its principal business is developing, financing, producing and distributing AI based technological solutions to the mental health and healthcare sector. The Company acquired all of the issued and outstanding capital stock of Cognitive Apps, making it a 100% wholly owned subsidiary.

On August 25, 2021, the Company closed its acquisition of Belfrics Holdings Limited and its related entities (collectively “Belfrics”). Belfrics operates cryptocurrency exchanges and blockchain development services in Asia and Africa. The Company acquired all of the issued and outstanding capital stock of Belfrics, making it a 100% wholly owned subsidiary.

The Belfrics entities acquired are:

1.	Belfrics Global PTE Ltd., a Singapore corporation

2.	Belfrics BT Pvt Ltd, an India corporation

3.	Belfrics Cryptex Pvt Ltd, an India corporation

4.	Belfrics Tanzania Ltd, a Tanzania corporation

5.	Belfrics Nigeria Pvt Ltd, a Nigeria corporation

6.	Belfrics BT SDN BHD, a Malaysia corporation

7.	Belfrics Holding Limited, a Malaysia corporation

8.	Belfrics Academy SDN BHD, a Malaysia corporation

9.	Belfrics International Ltd, a Malaysia corporation

10.	Belfrics Europe SL, a Spain corporation

11.	Belfrics Kenya Pvt. Ltd, a Kenya corporation

12.	Incrypts SDN BHD, a Malaysia corporation

13.	Belfrics Malaysia SDN BHD, a Malaysia corporation

Founded in 2014, Belfrics internally developed a cryptocurrency digital exchange platform. Supported by the proprietary technology of Belrium Blockchain KYC solution, the KYC (“Know Your Customer”) and AML (“Anti-Money Laundering”) process of Belfrics Exchange is a well-accepted compliance solution. With 10 offices in 8 countries, Belfrics provides localized and personalized support to digital currency traders. Through its Blockchain Academy, Belfrics provides continuous training to traders, developers, and blockchain enthusiasts in more than 20 countries. Belfrics is licensed and regulated by the Labuan Financial Services Authority (LFSA) in Malaysia.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Consolidation – The consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The Company consolidates the financial statements of its wholly owned subsidiaries and all intercompany transactions and account balances have been eliminated in consolidation.

Foreign Currency Translation – The Company’s subsidiaries have 7 different functional currencies in addition to the U.S. Dollar, but its reporting currency is in U.S. Dollars. The currencies are Canadian Dollars, Euro, Indian Rupee, Kenyan Shilling, Malaysian Ringgit, Nigerian Naira, and Tanzanian Shilling. The balance sheet accounts are translated at exchange rates in effect at the end of the period and income statement accounts are translated at average exchange rates for the period. Translation gains and losses are included as a separate component of stockholders’ equity.

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

Investments – The Company’s investments in marketable securities are measured at fair value with unrealized gains and losses recognized in other comprehensive income/(loss). The Company received a total of 960,559 shares of Ehave, Inc.’s common stock as payment for a licensing agreement. These shares had a total value of $100,000 upon issuance. Subsequent to issuance, the stock price of the shares decreased and an unrealized loss on the investment of $80,789 was recognized, decreasing the asset value to $19,211 at December 31, 2021.

Intangible Assets – The Company had no intangibles at June 30, 2021. At December 31, 2021, the Company’s intangible assets consisted of approximately $46 million of cryptocurrency that is recorded at historical cost and not amortized due to its indefinite life. In addition, the Company had an immaterial amount of other intangibles which are recorded at cost based on third party expenditures. The Company will begin amortizing the other intangibles over their estimated remaining useful life when it begins revenue-producing applications. Useful lives of intangible assets are determined after considering the specific facts and circumstances related to each intangible asset. Factors that will be considered when determining useful lives include the contractual term of any agreement related to the asset, the historical performance of the asset, the long-term strategy for using the asset, any laws or other local regulations that could impact the asset, the historical performance of the asset, the long-term strategy for using the asset, any laws or other local regulations that could impact the useful life of the asset, and other economic factors, including competition and specific market conditions. Indefinite life intangibles are reviewed for impairment when circumstances suggest there could be an impairment, but at least annually.

Property and Equipment – Property and equipment includes computers and software, furniture and fittings, and office equipment. Depreciation is provided based on the estimated useful life of assets on a straight line basis which ranges from three years to five years.

Leases - The Company accounts for leases in accordance with Accounting Standards Update (“ASU”) No. 2016-02, “Leases” (Topic 842). Based on this standard, the Company determines if an agreement is a lease at inception. Leases are included in the right of use asset, less current portion of lease liability, and long-term lease liability, in the Company’s consolidated balance sheets. Finance leases are included in right-of-use assets, lease liability and lease liability, long-term in the Company’s consolidated balance sheets.

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

Impairment of Long-Lived Assets – When facts and circumstances indicate that the carrying value of long-lived assets may not be recoverable, management will assess the recoverability of the carrying value by preparing estimates of revenues and the resulting gross profit and cash flows. These estimated future cash flows are consistent with those Belfrics uses in its internal planning. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount, the Company recognizes an impairment loss. The impairment loss recognized, if any, is the amount by which interest charges are less than the carrying amount, or the amount by which the carrying amount of the asset (or asset group) exceeds the fair value. Belfrics may use a variety of methods to determine the fair value of these assets, including discounted cash flow models, which are consistent with the assumptions to support what management believes to be the fair value of these assets, including discounted cash flow models, which are consistent with the assumptions management believes hypothetical marketplace participants would use.

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

The Company accounts for its derivative liabilities, at fair value, on a recurring basis under Level 3 (See Note 10). The Company accounts for its investments, at fair value, on a recurring basis under Level 1 (See Note 2)

Embedded Conversion Features – The Company evaluates embedded conversion features within convertible debt under ASC 815 “Derivatives and Hedging” to determine whether the embedded conversion feature(s) should be bifurcated from the host instrument and accounted for as a derivative at fair value with changes in fair value recorded in earnings. If the conversion feature does not require derivative treatment under ASC 815, the instrument is evaluated under ASC 470-20 “Debt with Conversion and Other Options” for consideration of any beneficial conversion feature.

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

Recognition of Revenues – The Company recognizes revenue in accordance with ASU No. 2014-09 “Revenue from Contracts with Customers” (“Topic 606”). Revenue is recognized when a customer obtains control of promised goods or services. In addition, the standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The amount of revenue that is recorded reflects the consideration that the Company expects to receive in exchange for those goods. The Company applies the following five-step model in order to determine this amount: (i) identification of the promised goods in the contract; (ii) determination of whether the promised goods are performance obligations, including whether they are distinct in the context of the contract; (iii) measurement of the transaction price, including the constraint on variable consideration; (iv) allocation of the transaction price to the performance obligations; and (v) recognition of revenue when (or as) the Company satisfies each performance obligation.

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

Commission and fee revenues are recorded on a trade-date basis when the Company satisfies its performance obligation. The Company receives commissions on cryptocurrency transaction initiated on its platform. When the digital assets are traded, upon the execution of the order, a fee is charged instantly.

Investment advisory revenue is recognized as the services related to the underlying assignment are completed.

Administrative services are provided as one-time and also on a recurring basis. The monies are collected in advance and the revenue is recognized upon completion.

App development revenue is recognized in full when the development is completed or in stages when the development is based on stage-wise delivery.

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

NOTE 3. UNCERTAINTY OF ABILITY TO CONTINUE AS A GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying financial statements, the Company has no revenues, net accumulated losses since inception and an accumulated deficit of $(36,736,572). These factors raise doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on management funding operating costs. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 4. ACQUISITION OF SUBSIDIARIES

BELFRICS

On August 25, 2021, the Company acquired 100% of Belfrics in consideration of the issuance of 2,000,000 shares of the Company’s Series C preferred stock, with the opportunity to earn an additional 1,500,000 shares of the Company’s Series C preferred stock. The consideration paid for Belfrics had a face value of $26,014,226, with the opportunity to acquire an additional $15,000,000 face value of the preferred stock. Giving effect to the formula converting the preferred stock to common stock, the value of the consideration paid at the time of closing was $41,802,925.

Voting Rights. Majority voting control of the Company lies in the Series A Preferred stock (“Series A”). The 5,000,000 shares of Series A have voting power equal to 2 billion common shares. These shares are held by Robert Grinberg, the Company’s CEO and Victoria Rudman, the Company’s CFO. Therefore, even if all preferred shares and other dilutive instruments were converted to common shares, the Series holders would still have majority voting rights.

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

Based on the forgoing, management has determined that Life Clips, Inc. is both the legal and accounting acquirer as there was no change in control or management.

Consideration
Series C Preferred Stock	$26,014,226
Contingent Liability, at time of closing	15,788,699
Preferred Shares	$41,802,925

Fair value of net identifiable assets (liabilities) acquired:
Cash	$74,377
Other Current Assets	1,626,712
Intangibles	45,447,674
Property and Equipment	1,050,065
Right-of-Use Asset	97,189
Total fair value of net identifiable assets	$48,296,017

Accounts payable and accrued expenses	$335,452
Due to Related Party	6,060,451
Lease Liability	97,189
Total fair value of net identifiable liabilities	$6,493,092

Fair value of net identifiable assets (liabilities) acquired	$41,802,925

Goodwill	$-

The purchase accounting is preliminary and may change once the assessment of the purchase price allocation becomes final.

COGNITIVE APPS

On April 5, 2021, the Company closed its acquisition of Cognitive Apps Software Solutions, Inc. (“Cognitive Apps”), a developer of artificial intelligence (AI) applications for the healthcare industry and psychedelic research. Cognitive Apps was incorporated in British Columbia, Canada on November 25, 2020. Its principal business is developing, financing, producing and distributing AI based technological solutions to the mental health and healthcare sector. Cognitive Apps sold all of its issued and outstanding capital stock to the Company, becoming a 100% wholly owned subsidiary.

In exchange for the acquisition, Cognitive Apps received the following consideration:

(a) Preferred Shares. Exchange each issued and outstanding share of Cognitive Apps common stock for 5,760,000 shares of Series B Preferred (“Series B”). The Series B are convertible based on 80% of the average of the 5 lowest closing prices for a share of common stock on the principal exchange or market on which such shares are then trading for the 20 trading days immediately preceding such date. Notwithstanding the foregoing, in no case shall the fair market value multiplied by the total number of shares issued and outstanding be less than $5,000,000. The fair value on the date of acquisition was calculated at $10,016,089.

(b) Warrants. In addition to the Series B shares, the previous Cognitive Apps shareholders, on a pro-rata basis, will receive warrants to purchase a total of 3,500,000 shares of the common shares of the Company at an exercise price of $0.10. The fair value of the warrants on the date of acquisition was calculated at $20,111.

Cognitive Apps had no operations and no significant assets recorded at the acquisition date. Based on the calculated purchase price of $10,036,200, the entire amount was allocated to intangible assets. Due to the lack of historical operations and uncertainty regarding future operations, the Company impaired the full value of the intangible asset acquired. Also, as there were no previous operations, there are no pro forma disclosures to present.

Pro Forma Disclosures

The following unaudited pro forma financial results reflects the historical operating results of the Company, including the unaudited pro forma results of Belfrics and Cognitive Apps for the six months ended December 31, 2021 and the year ended June 30, 2021 (Note the Company acquired Belfrics on August 25, 2021). The pro forma financial information set forth below reflects adjustments to the historical data of the Company to give effect to each of these acquisitions and the related equity issuances as if each had occurred on July 1, 2020. The pro forma information presented below does not purport to represent what the actual results of operations would have been for the periods indicated, nor does it purport to represent the Company’s future results of operations.

The following table summarizes on an unaudited pro forma basis the Company’s results of operations for the six months ended December 31, 2021 and for the year ending June 30, 2021:

	December 31, 2021	June 30, 2021
Revenues	$2,280,841	$170,897
Net Loss	(3,956,337)	(3,698,228)

Net loss per share- basic and diluted	$(0.0025)	$(0.0029)

Weighted average number of shares of common stock outstanding- basic and diluted	1,581,633,276	1,259,831,337

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

NOTE 5. LEASES

In connection with the acquisition of Belfrics, Inc. on August 25, 2021, the Company acquired four facilities’ leases.

Additionally, one new lease was added in October 2021.

The properties’ location, square footage, lease commencement date, expiration date, terms and payments are as follows:

	Belfrics Holding Ltd	Belfrics International Ltd	Belfrics BT SDN BHD	Belfrics Kenya Ltd	Belfrics Cryptex Pvt Ltd

Location	OKK Abudllah, Labuan	OKK Abudllah, Labuan	OKK Abudllah, Labuan	Chiromo Road, Nairobi	Koramangala, Bangalore
Square Footage	300 sq ft	700 sq ft	300 sq ft	974 sq ft	3,123 sq ft
Lease commencement date	January 1, 2020	January 1, 2020	January 1, 2020	January 1, 2018	October 15, 2021
Lease expiration date	December 31, 2022	December 31, 2022	December 31, 2022	April 1, 2023	October 14, 2024
Lease terms	3 years	3 years	3 years	5 years	3 years
Monthly lease payments	$718	$837	$718	$813	$3,139

Right-of-use asset is summarized below:

	Belfrics Holding Ltd	Belfrics International Ltd	Belfrics BT SDN BHD	Belfrics Kenya Ltd	Belfrics Cryptex Pvt Ltd	Total
Office Lease	$11,225	$13,096	$11,225	$61,643	$115,085	$212,274
Less accumulated amortization	(2,754)	(3,213)	(2,754)	(12,023)	(8,855)	$(29,599)
Right-of-use, net	$8,471	$9,883	$8,471	$49,620	$106,230	$182,675

Operating lease liability is summarized below:

	Belfrics Holding Ltd	Belfrics International Ltd	Belfrics BT SDN BHD	Belfrics Kenya Ltd	Belfrics Cryptex Pvt Ltd	Total
Office Lease	$8,471	$9,883	$8,471	$49,620	$106,721	$183,166
Less: current portion	(8,471)	(9,883)	(8,471)	(36,982)	(34,723)	$(98,530)
Long term portion	$-	$-	$-	$12,638	$71,998	$84,637

Maturity of lease liabilities are as follows:

	Belfrics Holding Ltd	Belfrics International Ltd	Belfrics BT SDN BHD	Belfrics Kenya Ltd	Belfrics Cryptex Pvt Ltd	Total
Year ending June 30, 2022	4,322	5,042	4,322	19,106	$18,834	$51,626
Year ending June 30, 2023	4,322	5,042	4,322	31,843	39,081	84,610
Year ending June 30, 2024	-	-	-	-	54,868	54,868
Total future minimum lease payments	8,644	10,084	8,644	50,949	112,783	191,104
Less imputed interest	(173)	(202)	(173)	(1,329)	(6,062)	(7,938)
PV of Payments	8,471	9,883	8,471	49,620	106,721	183,166

Total rent expense for the three and six months period ended December 31, 2021 was $20,543 and $36,576, respectively.

NOTE 6. PROPERY AND EQUIPMENT

As of June 30, 2021, the Company had no property and equipment. Property and equipment as of December 31, 2021 consisted of the following:

For the six month
period ended
December 31, 2021
Software Development Fees	$992,188
Plant and Machinery	105,753
Furniture and Fittings	43,412
Computers and Software	23,862
Accumulated Depreciation	(74,030)
Total	$1,091,185

Total depreciation expense for the six months period ended December 31, 2021 was $74,030.

NOTE 7. RELATED PARTY TRANSACTIONS

As of December 31, and June 30, 2021, $4,246,617 and $1,155,550, respectively, was due to related parties for Belfrics only and is primarily comprised of loans from the Belfrics only entities’ shareholders and are advances due on demand with no interest.

At June 30, 2021, the Company reported $34,271 due from related party, a Cog Apps shareholder. As of December 31, 2021, the amount has been repaid in full.

NOTE 8. NOTES PAYABLE

At December 31, 2021, the Company had a $250,000 note payable at 4% interest due October 28, 2022.

NOTE 9. CONVERTIBLE NOTES PAYABLE

Convertible Notes

Balance at December 31, 2021	Balance at June 30, 2021	Due Date	Interest Rate at December 31, 2021
$-	$541,051	Range from 05/13/2017 to 01/20/2022	Range from 3.85% to 22%	Conversion price equal to fifty percent (50%) of the lowest trading price during the twenty (20) trading day period prior to the date of conversion. This was converted to the below line item including interest.
2,778,241	3,288,241	06/15/2023	8%	Conversion price equal to $0.01. At December 31, 2021, convertible into 277.8 million shares not including interest.
1,066,654	-	07/01/2023	8%	Conversion price equal to $0.01. At December 31, 2021, convertible into 106.7 million shares not including interest.
25,000	375,000	Range from 12/23/2022 to 04/22/2023	Range from 4% to 10%	Conversion price equal to $0.015. At December 31, 2021. $350,000 was converted into 23.3 million shares, excluding interest.
-	(80,369)	Less: Discount
$3,869,895	$4,123,923

The Company evaluated the convertible promissory notes under ASC 815 Derivatives and Hedging (“ASC 815”). ASC 815 generally requires the analysis of embedded terms and features that have characteristics of derivatives to be evaluated for bifurcation and separate accounting in instances where their economic risks and characteristics are not clearly and closely related to the risks of the host contract. The material embedded derivative consists of the embedded conversion feature. The conversion option bears risks of equity which were not clearly and closely related to the host debt agreement and required bifurcation. See Note 10 for further discussion.

Debt Discount

The Company recorded the debt discount to the extent of the gross proceeds raised and expensed immediately the remaining fair value of the derivative liability, as it exceeded the gross proceeds of the note.

Total amortization of debt discount amounted to $0 and $35,904 for the six months ended December 31, 2021 and 2020, respectively.

The debt discount was $0 and $80,369 at December 31, 2021 and June 30, 2021, respectively.

NOTE 10. DERIVATIVE FINANCIAL INSTRUMENTS

As of December 31, 2021, the Company no longer has any derivatives.

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

The following table summarizes the effects on the Company’s gain (loss) associated with changes in the fair values of the derivative financial instruments by type of financing for the period ended June 30, 2021:

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

The following table reflects the issuances of compound embedded derivatives and detachable warrants and changes in fair value inputs and assumptions related to the embedded derivatives and detachable warrants during the six months ended December 31, 2021 and the year ended June 30, 2021.

		Year Ended
	December 31, 2021	June 30, 2021
Balances at beginning of period	$1,577,001	$13,249,507
Issuances:
Embedded derivatives	-	50,000
Conversions:
Embedded derivatives	-	-
Reclassifications to equity:
Embedded derivatives	-	(4,448,276)
Changes in fair value inputs and assumptions reflected in income	(1,577,001)	(7,274,230)

Balances at end of period	$-	$1,577,001

NOTE 11. EQUITY

Authorized Capital

On September 28, 2017, the Company filed an Article of Amendment authorizing 5,000,000,000 shares of common stock, par value $0.001 per share (the “Common Stock”) and 20,000,000 shares of Preferred Stock, par value $0.001 (the “Preferred Stock”). The Board may issue shares of Preferred Stock in one or more series and fix the rights, preferences and privileges thereof, including voting rights, terms of redemption, redemption prices, liquidation preferences, number of shares constituting any series or the designation of such series, without further vote or action by the stockholders.

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

Additionally, the Board authorized 5,760,000 shares of the Company’s Series B Convertible Preferred Stock (“Series B”) pursuant to the acquisition of Cognitive Apps.

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

Stock and Incentive Plan

On April 20, 2017, the Company adopted the Life Clips, Inc. 2017 Stock and Incentive Plan under which the Company may issue nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock grants and units, performance units and awards of cash. A maximum of 20,000,000 shares of common stock may be issued under the plan, representing in excess of 1% of the number of the Company’s currently outstanding shares. Awards under the plan will be made at the discretion of the Board of Directors, although no awards have been made to date. Accordingly, the Company cannot currently determine the amount of awards that will be made under the plan.

NOTE 12. COMMITMENTS AND CONTINGENCIES

From time to time, the Company may be a party to other legal proceedings. Management currently believes that the ultimate resolution of these matters will not have a material adverse effect on consolidated results of operations, financial position, or cash flow.

NOTE 13. SUBSEQUENT EVENTS

The Company has concluded that no subsequent events have occurred that require disclosure.

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

General Information about Our Company

Life Clips, Inc. (the “Company”) was incorporated in Wyoming on March 20, 2013.

On April 5, 2021, the Company closed its acquisition of Cognitive Apps Software Solutions, Inc. (“Cognitive Apps”), a developer of artificial intelligence (AI) applications for the healthcare industry and psychedelic research. Cognitive Apps was incorporated in British Columbia, Canada on November 25, 2020. Its principal business is developing, financing, producing and distributing AI based technological solutions to the mental health and healthcare sector. Cognitive Apps sold all of its issued and outstanding capital stock to the Company, becoming a 100% wholly owned subsidiary.

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

Belfrics International Ltd, a Malaysia corporation

Belfrics Europe SL, a Spain corporation

Belfrics Kenya Pvt. Ltd, a Kenya corporation

Incrypts SDN BHD, a Malaysia corporation

Belfrics Malaysia SDN BHD, a Malaysia corporation

Founded in 2014, Belfrics internally developed a cryptocurrency digital exchange platform. Supported by the proprietary technology of Belrium Blockchain KYC solution, the KYC (“Know Your Customer”) and AML (“Anti-Money Laundering”) process of Belfrics Exchange is a well-accepted compliance solution. With 10 operational offices in 8 countries, Belfrics provides localized and personalized support to digital currency traders. Through its Blockchain Academy, Belfrics provides continuous training to traders, developers and blockchain enthusiasts in more than 20 countries. Belfrics is licensed and regulated by the Labuan Financial Services Authority (LFSA) in Malaysia.

Recent Developments

On August 25, 2021, Belfrics sold all of its issued and outstanding capital stock to the Company, becoming a 100% wholly owned subsidiary

In exchange for the acquisition, Belfrics received the following consideration:

(a)	Preferred Shares. Exchange each issued and outstanding share of The Belfrics Entities common stock for 2,000,000 shares of Series C Preferred Shares, pursuant to the Designation set forth as Exhibit B.

(c)	Earn Out. Upon obtaining the milestones set forth on Schedule 2.1(c) the Sellers shall be entitled to up to an additional 1,500,000 of Series C Preferred Stock on a pro rata basis.

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

Results of Operations for the Three Months Ended December 31, 2021 and 2020

For the three months ended December 31, 2021 and 2020, the Company had gross profit of $1,556,267 and $0, respectively. This is as a direct result of the acquisition of Belfrics and is primarily generated by Belfrics.

Total operating costs were $1,696,826 compared with $112,764 for the three months ended December 31, 2021 and 2020, respectively. The increase is directly related to higher professional fees, payroll expenses, marketing expenses, travel and meal expenditures, as well as other general and administrative expenses due to the acquisition of Belfrics.

Other Income (Expense) was $(3,301,505) when compared with $(3,078,667) for the three months ended December 31, 2021 and 2020, respectively. This change is primarily due to a change in fair value of derivatives, offset by a change in fair value of contingent liability. There were no derivative calculations required in 2021, which caused an increase of $2,980,287 and management’s assessment of the stock milestones attainable by Belfrics resulted in an offsetting decrease of $(3,234,378).

Net loss for the three months ended December 31, 2021 was $(3,442,064) as compared to net loss of $(3,191,431) for the three months ended December 31, 2020.

Results of Operations for the Six Months Ended December 31, 2021 and 2020

For the six months ended December 31, 2021 and 2020, we had gross profit of $1,601,841 and $0, respectively. This is as a direct result of the acquisition of Belfrics and is primarily generated by Belfrics.

Total operating costs were $2,159,275 when compared with $195,390 for the six months ended December 31, 2021 and 2020, respectively. The increase is directly related to higher professional fees, payroll expenses, marketing expenses, travel and meal expenditures, as well as other general and administrative expenses due to the acquisition of Belfrics.

Other Income (Expense) was $(3,398,903) when compared with $3,931,403 for the six months ended December 31, 2021 and 2020, respectively. This change is primarily due to a change in fair value of contingent liability not present in 2020, as well as a decrease in fair value of derivative, and a loss on impairment of intangibles. The contingent liability and the impairment is due to the acquisition of Belfrics.

Liquidity and Capital Resources

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. As of December 31, 2021 the Company had cash on hand of $2,016,631, total assets of $50,857,761, total liabilities of $30,129,176 and total stockholder’s equity of $20,728,585. As all variable convertible notes payable were converted to a fixed value, the derivative liability of $1,577,001 was final and ended on June 30, 2021. A loss on impairment of intangibles in the amount of $1,522,597 was recorded to impair cryptocurrency assets.

The Company’s cash was generated from a series of convertible notes issued to non-related third parties as well as Regulation A fund raising. The Company plans to raise additional working capital via additional notes or equity sales to ensure that it will have enough cash to fund its primary operation for the next twelve (12) months.

The Company has no agreements in place with its shareholders, officer and director or with any third parties to fund operations beyond the end of the Company’s December 31, 2021 period ended. The Company has not negotiated nor has available to it any other third party sources of liquidity.

Cash flows from operating activities for the six-month periods ended December 31, 2021 and 2020 were $(2,180,463) and $(36,891), respectively. The change was primarily due to net loss and increased accounts payable being offset by changes in fair value of derivative liabilities, due to related parties, loss on impairment of intangibles and accrued expenses converted to stock, which are directly related to the acquisition of Belfrics.

Cash flows from investing activities totaled $(655,922) and $0 for the six-month periods ended December 31, 2021 and 2020, respectively. The increase was directly related to Belfrics purchases of property and equipment $(377,823), offset by net cash acquired on acquisitions of $74,377.

Cash flows from financing activities totaled $4,650,000 and $40,000 for the six-month periods ended December 31, 2021 and 2020, respectively. This is primarily due to the new proceeds from the Regulation A financing.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our chief executive officer and chief financial officer are responsible for establishing and maintaining our disclosure controls and procedures. Disclosure controls and procedures means controls and other procedures that are designed to ensure that information we are required to disclose in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that information required to be disclosed by us in those reports is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our chief executive officer and chief financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of December 31, 2021. Based on that evaluation, our chief executive officer and chief financial officer have concluded that, as of the evaluation date, such controls and procedures were not effective.

Changes in internal controls

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The Belfrics Entities subsidiary’s main corporate operations are currently being conducted out of the Belfrics Holding Limited offices at Suite C, Lot 3, Level 1, Lazenda Phase 3, OKK Abudllah, Labuan. Belfrics holds eight leases in various locations for a total price of $11,860 per month.

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

Life Clips, Inc.

Date: March 4, 2022	By:	/s/ Victoria Rudman
Victoria Rudman
Interim Chief Financial Officer (Principal Financial and Accounting Officer)

