Form 10-Q
period 2022-03-31
Life Clips, Inc.
filed 2022-05-16
CIK 1604930

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly report pursuant section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2022

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

2875 Northeast 191 Street Suite 500 - #218
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 12, 2022
Common Stock, $0.001 par value per share	1,794,446,647

Indicate by check mark whether the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act and Section 13(a) of the Exchange Act.

LIFE CLIPS, INC.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2022

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Life Clips, Inc.

Consolidated Balance Sheets

	March 31,	June 30,
	2022	2021
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash	$855,759	$230,685
Accounts Receivable	1,254,154	-
Due from Related Party	-	34,271
Other Current Assets	410,719	-
Total Current Assets	2,520,632	264,956

Right-of-Use Asset	264,243	-
Investments - Ehave Inc	8,549	38,422
Property and Equipment, net	1,255,943	-
Intangible Assets	46,575,083	-
Total Assets	$50,624,450	$303,378

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts Payable	$3,182,560	$399,670
Accrued Expenses and Interest Payable	259,224	521,521
Deferred Revenue	-	50,000
Due to Related Party	4,110,515	1,155,550
Convertible Note Payable	3,492,293	3,582,872
Convertible Note Payable - In Default	-	541,051
Note Payable	250,000	-
Derivative Liability - Convertible Notes Payable	-	1,577,001
Lease Liability	118,325	-
Total Current Liabilities	11,412,917	7,827,665

Non-Current Liabilities:
Lease Liability, Long-Term	147,392	-
Convertible Note Payable	-	-
Contingent Liability, Long-Term	14,558,823	-
Total Liabilities	26,119,132	7,827,665

Commitments and Contingencies (Note 11)

Stockholders’ Equity
Preferred Stock - Series A ($0.001 par value; 5,000,000 shares authorized, 5,000,000 and 4,000,000 shares issued and outstanding at March 31, 2022 and June 30, 2021, respectively)	5,000	4,000
Preferred Stock - Series B ($0.001 par value; 5,760,000 shares authorized, 5,760,000 shares issued and outstanding at March 31, 2022 and June 30, 2021)	5,760	5,760
Preferred Stock - Series C ($0.001 par value; 3,500,000 shares authorized, 2,000,000 and zero shares issued and outstanding at March 31, 2022 and June 30, 2021, respectively)	2,000	-
Common Stock, ($0.001 par value; 5,000,000,000 shares authorized, 1,781,946,647 and 1,322,822,904 shares issued and outstanding at March 31, 2022 and June 30, 2021, respectively)	1,781,947	1,322,823
Common Stock To Be Issued	54,887	125,032
Additional Paid-In Capital	56,133,617	23,866,298
Accumulated Other Comprehensive Loss	(95,396)	(67,965)
Accumulated Deficit	(33,382,497)	(32,780,235)
Total Stockholders’ Equity	24,505,318	(7,524,287)
Total Liabilities and Stockholders’ Equity	$50,624,450	$303,378

The accompanying notes are an integral part of these consolidated financial statements.

Life Clips, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMREHENSIVE LOSS

For the Three and Nine Months ended March 31, 2022 and 2021

(Unaudited)

	For the three month	For the three month	For the nine month	For the nine month
	period ended	period ended	period ended	period ended
	March 31, 2022	March 31, 2021	March 31, 2022	March 31, 2021
Revenues
Commissions and Fees	$2,043,268	$-	$3,647,085	$-
Investment Advisory	662,478	-	1,022,798	-
Administrative Services	257,922	-	504,290	-
License Income	-	-	50,000	-
App Development Income	443	-	20,779	-
Total Revenues	2,964,111	-	5,244,952	-
Cost of Goods Sold	2,289,938	-	2,968,938	-
Gross Profit	674,173	-	2,276,014	-

Operating Costs:
Professional Fees	368,192	90,373	1,089,325	283,827
Marketing Expense	995,918	-	1,835,499	-
Payroll Expense	175,197	-	488,435	-
Other General and Administrative Expenses	132,651	866	371,512	2,802
Travel and Meal Expenditures	37,246	-	83,708	-
Total Operating Costs	1,709,204	91,239	3,868,479	286,629

Loss from Operations	(1,035,031)	(91,239)	(1,592,465)	(286,629)

Other Income/(Expense):
Interest Expense	(75,119)	(105,418)	(244,212)	(297,402)
Change in Fair Value of Derivative	-	5,003,769	1,577,001	9,127,156
Change in Fair Value of Contingent Liability	4,464,254	-	1,229,876	-
Gain on Forgiveness	-	-	15,525	-
Loss on Impairment of Intangibles	-	-	(1,522,597)	-
Debt Discount Amortization	-	-	(80,369)	-
Other Income	(29)		14,979
Total Other Income (Expense)	4,389,106	4,898,351	990,203	8,829,754
Income/(Loss) Before Income Taxes	3,354,075	4,807,112	(602,262)	8,543,125
Provision for Income Taxes	-	-	-	-
Net Income/(Loss)	$3,354,075	$4,807,112	$(602,262)	$8,543,125

Other Comprehensive Loss:
Foreign currency translation adjustment	34,785	-	7,116	-
Change in Value of Investment	(16,007)	-	(34,547)	-
Comprehensive Loss	$3,372,853	$4,807,112	$(629,693)	$8,543,125

Earnings/(Loss) Per Share: Basic and Diluted	**	**	**	**
Weighted Average Number of Common Shares Outstanding: Basic and Diluted	1,642,083,987	1,259,831,337	1,642,083,987	1,259,831,337

**	Less than $0.01

The accompanying notes are an integral part of these consolidated financial statements.

LIFE CLIPS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

For the three months ending March 31, 2022 and 2021

									Common Stock	Additional	Accumulated Other		Total Stockholders’
	Preferred - Series A		Preferred - Series B		Preferred - Series C		Common Stock		To Be	Paid-In	Comprehensive	Accumulated	Equity/
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Issued	Capital	Loss	Deficit	(Deficit)
Balances as of December 31, 2021	4,000,000	$4,000	5,760,000	$5,760	2,000,000	$2,000	1,742,647,934	$1,742,648	$54,887	$55,770,035	$(114,174)	$(36,736,572)	$20,728,584
Stock issued for Cash	-	-	-	-	-	-	-	-	-	-	-	-	$-
Stock Issued for Services	-	-	-	-	-	-	1,422,930	1,423	-	22,700	-	-	$24,123
Accrued Expenses Converted to Stock	-	-	-	-	-	-	-	-	-	-	-	-	$-
Preferred Stock Issuance	1,000,000	1,000	-	-	-	-	-	-	-	-	-	-	$1,000
Debt Converted to Stock	-	-	-	-	-	-	37,875,783	37,876	-	340,882	-	-	$378,758
Belfrics Acquisition Shares	-	-	-	-	-	-	-	-	-	-	-	-	$-
Foreign Currency Translation Adjustment	-	-	-	-	-	-	-	-	-	-	34,785	-	$34,785
Change in Fair Value of Investment	-	-	-	-	-	-	-	-	-	-	(16,007)	-	$(16,007)
Net Income (Loss)	-	-	-	-	-	-	-	-	-	-	-	3,354,075	$3,354,075
Balances as of March 31, 2022	5,000,000	$5,000	5,760,000	$5,760	2,000,000	$2,000	1,781,946,647	$1,781,947	$54,887	$56,133,617	$(95,396)	$(33,382,497)	$24,505,318

									Common Stock	Additional	Accumulated Other		Total Stockholders’
	Preferred - Series A		Preferred - Series B		Preferred - Series C		Common Stock		To Be	Paid-In	Comprehensive	Accumulated	Equity/
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Issued	Capital	Loss	Deficit	(Deficit)
Balances as of December 31, 2020	1,000,000	$1,000	-	$-	-	$-	1,259,831,337	$1,259,831	$125,032	$9,218,935	$-	$(25,565,185)	$(14,960,387)
Net Income	-	-	-	-	-	-	-	-	-	-	-	4,807,112	4,807,112
Balances as of March 31, 2021	1,000,000	$1,000	-	$-	-	$-	1,259,831,337	$1,259,831	$125,032	$9,218,935	$-	$(20,758,073)	$(10,153,275)

For the nine months ending March 31, 2022 and 2021

									Common Stock	Additional	Accumulated Other		Total Stockholders’
	Preferred - Series A		Preferred - Series B		Preferred - Series C		Common Stock		To Be	Paid-In	Comprehensive	Accumulated	Equity/
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Issued	Capital	Loss	Deficit	(Deficit)
Balances as of June 30, 2021	4,000,000	$4,000	5,760,000	$5,760	-	$-	1,322,822,904	$1,322,823	$125,032	$23,866,298	$(67,965)	$(32,780,235)	$(7,524,287)
Stock issued for Cash	-	-	-	-	-	-	282,777,734	282,778	10,555	4,106,667	-	-	4,400,000
Stock Issued for Services	-	-	-	-	-	-	4,591,893	4,592		47,146	-	-	51,738
Accrued Expenses Converted to Stock	-	-	-	-	-	-	46,045,000	46,045		907,531	-	-	953,576
Common Stock Issued from Prior Periods	-	-	-	-	-	-	13,500,000	13,500	(80,700)	67,200	-	-	-
Preferred Stock Issuance	1,000,000	1,000	-	-	-	-	-	-	-	-	-	-	1,000
Debt Converted to Stock	-	-	-	-	-	-	112,209,116	112,209		1,126,549	-	-	1,238,758
Belfrics Acquisition Shares	-	-	-	-	2,000,000	2,000	-	-	-	26,012,226	-	-	26,014,226
Foreign Currency Translation Adjustment	-	-	-	-	-	-	-	-	-	-	7,116	-	7,116
Change in Fair Value of Investment	-	-	-	-	-	-	-	-	-	-	(34,547)	-	(34,547)
Net Loss	-	-	-	-	-	-	-	-	-	-	-	(602,262)	(602,262)
Balances as of March 31, 2022	5,000,000	$5,000	5,760,000	$5,760	2,000,000	$2,000	1,781,946,647	$1,781,947	$54,887	$56,133,617	$(95,396)	$(33,382,497)	$24,505,318

									Common Stock	Additional	Accumulated Other		Total Stockholders’
	Preferred - Series A		Preferred - Series B		Preferred - Series C		Common Stock		To Be	Paid-In	Comprehensive	Accumulated	Equity/
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Issued	Capital	Loss	Deficit	(Deficit)
Balances as of June 30, 2020	1,000,000	$1,000	-	$-	-	$-	1,259,831,337	$1,259,831	$125,032	$9,218,935	$-	$(29,301,198)	$(18,696,400)
Net Income	-	-	-	-	-	-	-	-	-	-	-	8,543,125	8,543,125
Balances as of March 31, 2021	1,000,000	$1,000	-	$-	-	$-	1,259,831,337	$1,259,831	$125,032	$9,218,935	$-	$(20,758,073)	$(10,153,275)

The accompanying notes are an integral part of these consolidated financial statements.

Life Clips, Inc.

Consolidated Statements of Cash Flows

For the Nine Months Ended

(Unaudited)

	March 31, 2022	March 31, 2021
Cash Flows From Operating Activities:
Net Income/(Loss)	$(602,262)	$8,543,125

Adjustments to reconcile net (loss)/income to net cash provided by operating activities:
Changes in Fair Value of Derivative Liabilities	(1,577,001)	(9,127,156)
Stock Issued for Services	51,738	-
Change in Fair Value of Contingent Liability	(1,229,876)	-
Loss on Impairment of Intangibles	1,522,597	-
Change in Fair Value of Investments	(4,674)	-
Depreciation	74,030
Amortization of Debt Discount	80,369	15,878
Debt Foregiveness	(15,525)	-

Changes in Assets and Liabilities:
Accounts Receivable	(1,254,154)	-
Other Current Assets	1,215,993	-
Right of Use Asset	1,474	-
Accounts Payable	(658,048)	3,771
Accrued Expenses and Interest Payable	1,233,563	281,525
Due to Related Parties	-	225,000
Deferred Revenue	(50,000)	-
Net Cash From Operating Activities	(1,211,776)	(57,857)

Cash Flows From Investing Activities:
Purchases of Property and Equipment	(279,908)	-
Due from Related Parties	34,271	-
Purchase of Intangible Assets	(2,650,006)	-
Net Cash Acquired on Acquisitions	74,377	-
Net Cash From Investing Activities	(2,821,266)	-

Cash Flows From Financing Activities:
Issuance of Stock	4,401,000	-
Proceeds From Notes Payables		35,000
Proceeds From Convertible Notes Payables	250,000	50,000
Net Cash From Financing Activities	4,651,000	85,000

Effect of Exchange Rate on Cash	7,116	-

Net Change in Cash	625,074	27,143

Cash at Beginning of Period	230,685	12,160

Cash at End of Period	$855,759	$39,303

Non-cash Investing and Financing Activities
Accrued Interest Converted to Convertible Notes Payable	$542,284	$-
Value of Common Stock Issued for Convertible Notes Payable	$1,238,758	$-
Due to Related Parties Converted to Accounts Payable	$3,105,486	$-
Value of Common Stock Issued for Accrued Interest	$953,576	$-

The accompanying notes are an integral part of these consolidated financial statements.

Life Clips, Inc.

Footnotes to Consolidated Financial Statements

March 31, 2022

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

Investments – The Company’s investments in marketable securities are measured at fair value with unrealized gains and losses recognized in other comprehensive loss. The Company received a total of 960,559 shares of Ehave, Inc.’s common stock as payment for a licensing agreement. These shares had a total value of $100,000 upon issuance. Subsequent to issuance, the stock price of the shares decreased and an unrealized loss on the investment of $80,789 was recognized, decreasing the asset value to $19,211 at March 31, 2022.

Intangible Assets – The Company had no intangibles at June 30, 2021. At March 31, 2022, the Company’s intangible assets consisted of approximately $46.6 million of cryptocurrency that is recorded at historical cost and not amortized due to its indefinite life. In addition, the Company had an immaterial amount of other intangibles which are recorded at cost based on third party expenditures. The Company will begin amortizing the other intangibles over their estimated remaining useful life when it begins revenue-producing applications. Useful lives of intangible assets are determined after considering the specific facts and circumstances related to each intangible asset. Factors that will be considered when determining useful lives include the contractual term of any agreement related to the asset, the historical performance of the asset, the long-term strategy for using the asset, any laws or other local regulations that could impact the asset, the historical performance of the asset, the long-term strategy for using the asset, any laws or other local regulations that could impact the useful life of the asset, and other economic factors, including competition and specific market conditions. Indefinite life intangibles are reviewed for impairment when circumstances suggest there could be an impairment, but at least annually.

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

NOTE 3. UNCERTAINTY OF ABILITY TO CONTINUE AS A GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying financial statements, the Company has $5.2 million in revenues, net accumulated losses since inception and an accumulated deficit of $33,382,497. These factors raise doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on management funding operating costs. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Board Composition. There was no change in the composition of the Board of the Company immediately after the acquisition. The principal of the Belfrics Entities has the right to be appointed to the Board. However, as of the date of filing, the original board of directors remains in place post-acquisition.

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

Pro Forma Disclosures

The following unaudited pro forma financial results reflects the historical operating results of the Company, including the unaudited pro forma results of Belfrics and Cognitive Apps for the nine months ended March 31, 2022 and the year ended June 30, 2021 (Note the Company acquired Belfrics on August 25, 2021). The pro forma financial information set forth below reflects adjustments to the historical data of the Company to give effect to each of these acquisitions and the related equity issuances as if each had occurred on July 1, 2020. The pro forma information presented below does not purport to represent what the actual results of operations would have been for the periods indicated, nor does it purport to represent the Company’s future results of operations.

The following table summarizes on an unaudited pro forma basis the Company’s results of operations for the nine months ended March 31, 2022 and for the year ending June 30, 2021:

	March 31, 2022	June 30, 2021
Revenues	$5,244,952	$170,897
Net Loss	(602,262)	(3,698,228)

Net loss per share- basic and diluted	$(0.0004)	$(0.0029)

Weighted average number of shares of common stock outstanding- basic and diluted	1,642,083,987	1,259,831,337

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

NOTE 5. LEASES

In connection with the acquisition of Belfrics, Inc. on August 25, 2021, the Company acquired four facilities’ leases.

Additionally, two new leases have been added as of March 31, 2022.

The properties’ location, square footage, lease commencement date, expiration date, terms and payments are as follows:

	Belfrics Holding Ltd	Belfrics International Ltd	Belfrics BT SDN BHD	Belfrics Kenya Ltd	Belfrics Cryptex Pvt Ltd	Belfrics BT Pvt Ltd
Location	OKK Abudllah, Labuan	OKK Abudllah, Labuan	OKK Abudllah, Labuan	Chiromo Road, Nairobi	Bangalore, India	Bangalore, India
Square Footage	300 sq ft	700 sq ft	300 sq ft	974 sq ft	3,123 sq ft	3,123 sq ft
Lease commencement date	January 1, 2020	January 1, 2020	January 1, 2020	January 1, 2018	October 15, 2021	January 1, 2022
Lease expiration date	December 31, 2022	December 31, 2022	December 31, 2022	April 1, 2023	October 14, 2024	December 31, 2024
Lease terms	3 years	3 years	3 years	5 years	3 years	3 years
Monthly lease payments	$717	$837	$717	$804	$3,139	$3,139

Right-of-use asset is summarized below:

	Belfrics Holding Ltd	Belfrics International Ltd	Belfrics BT SDN BHD	Belfrics Kenya Ltd	Belfrics Cryptex Pvt Ltd	BelfricsBT Pvt Ltd (India)	Total
Office Lease	$11,225	$13,096	$11,225	$61,643	$115,085	$115,085	$327,359
Less accumulated amortization	(4,842)	(5,649)	(4,842)	(21,139)	(17,789)	(8,855)	(63,116)
Right-of-use, net	$6,383	$7,447	$6,383	$40,504	$97,296	$106,230	$264,243

Operating lease liability is summarized below:

	Belfrics Holding Ltd	Belfrics International Ltd	Belfrics BT SDN BHD	Belfrics Kenya Ltd	Belfrics Cryptex Pvt Ltd	Belfrics BT Pvt Ltd (India)	Total
Office Lease	$6,383	$7,447	$6,383	$40,504	$98,279	$106,721	$265,717
Less: current portion	(6,383)	(7,447)	(6,383)	(27,866)	(35,523)	(34,723)	(118,325)
Long term portion	$-	$-	$-	$12,638	$62,756	$71,998	$147,392

Maturity of lease liabilities are as follows:

	Belfrics Holding Ltd	Belfrics International Ltd	Belfrics BT SDN BHD	Belfrics Kenya Ltd	Belfrics Cryptex Pvt Ltd	Belfrics BT Pvt Ltd (India)	Total

Year ending June 30, 2022	$2,161	$2,521	$2,161	$9,553	$9,417	$18,834	$44,647
Year ending June 30, 2023	4,322	5,042	4,322	31,843	39,081	39,081	123,691
Year ending June 30, 2024	-	-	-	-	54,868	54,868	109,736
Total future minimum lease payments	6,483	7,563	6,483	41,396	103,366	112,783	278,074
Less imputed interest	(100)	(116)	(100)	(892)	(5,087)	(6,062)	(12,357)
PV of Payments	$6,383	$7,447	$6,383	$40,504	$98,279	$106,721	$265,717

Total rent expense for the three and nine months period ended March 31, 2022 was $11,543 and $27,734, respectively.

NOTE 6. PROPERY AND EQUIPMENT

As of June 30, 2021, the Company had no property and equipment. Property and equipment as of March 31, 2022 consisted of the following:

March 31, 2022
Software Development Fees	$1,162,510
Plant and Machinery	105,715
Furniture and Fittings	43,744
Computers and Software	18,004
Accumulated Depreciation	(74,030)
Total	$1,255,943

Total depreciation expense for the nine months period ended March 31, 2022 was $74,030.

NOTE 7. RELATED PARTY TRANSACTIONS

As of March 31, 2022 and June 30, 2021, $4,110,515 and $1,155,550, respectively, was due to related parties and is primarily comprised of loans from the Belfrics entities’ shareholders and are advances due on demand with no interest.

At June 30, 2021, the Company reported $34,271 due from related party, a Cog Apps shareholder. As of March 31, 2022, the amount has been repaid in full.

NOTE 8. NOTES PAYABLE

At March 31, 2022, the Company had a $250,000 note payable at 4% interest due October 28, 2022.

NOTE 9. CONVERTIBLE NOTES PAYABLE

Convertible Notes

Balance at March 31, 2022	Balance at June 30, 2021	Due Date	Balance at March 31, 2022
$-	$541,051	Range from 05/13/2017 to 01/20/2022	Range from 3.85% to 22%	Conversion price equal to fifty percent (50%) of the lowest trading price during the twenty (20) trading day period prior to the date of conversion. This was converted to the below line item including interest.
2,400,639	3,288,241	06/15/2023	8%	Conversion price equal to $0.01. At March 31, 2022, convertible into 240 million shares not including interest.
1,066,654	-	07/01/2023	8%	Conversion price equal to $0.01. At March 31, 2022, convertible into 106.7 million shares not including interest.
25,000	375,000	Range from 12/23/2022 to 04/22/2023	Range from 4% to 10%	Conversion price equal to $0.015. At December 31, 2021, $350,000 was converted into 23.3 million shares, excluding interest.
-	(80,369)	Less: Discount
$3,492,293	$4,123,923

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

Total amortization of debt discount amounted to $0 and $35,904 for the nine months ended March 31, 2022 and 2021, respectively.

The debt discount was $0 and $80,369 at March 31, 2022 and June 30, 2021, respectively.

NOTE 10. DERIVATIVE FINANCIAL INSTRUMENTS

As of March 31, 2022, the Company no longer has any derivatives.

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

The following table reflects the issuances of compound embedded derivatives and detachable warrants and changes in fair value inputs and assumptions related to the embedded derivatives and detachable warrants during the nine months ended March 31, 2022 and the year ended June 30, 2021.

		Year Ended
	March 31, 2022	June 30, 2021
Balances at beginning of period	$1,577,001	$13,249,507
Issuances:
Embedded derivatives	-	50,000

Conversions:
Embedded derivatives	-	-

Reclassifications to equity:
Embedded derivatives	-	(4,448,276)

Changes in fair value inputs and assumptions reflected in income	(1,577,001)	(7,274,230)

Balances at end of period	$-	$1,577,001

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

NOTE 13. SUBSEQUENT EVENTS

On April 6, 2022, the Company and its subsidiary, Belfrics, entered into a satisfaction and release agreement, wherein the Company accepted payment of 1,000,000 BEL (Belrium Tokens) for the forgiveness of $3,000,000 in notes plus interest.

On April 10, 2022, the Company entered into an exchange agreement with Seven Knots, LLC. The Company exchanged 62,903 BEL, in satisfaction of the note held by Seven Knots resulting in the Company reducing its notes payable by $250,000, including interest payable of $6,247.

On April 10, 2022, the Company entered into three exchange agreements: one with Keystone Capital Partners, LLC, and two with Mastiff Group, LLC. The Company exchanged 748,222 BEL, reducing its convertible debt, including interest, by $3,042,699.

On April 10, 2022, the Company entered into an exchange agreement with Keystone Capital Partners, LLC. The Company exchanged 38,876 BEL, for Keystone’s subscription for 10,555,600 common stock shares with an aggregate purchase price of $158,334 received by the Company on November 19, 2021, as part of the original Regulation A offering.

On April 12, 2022, the Company entered into three exchange agreements with Crest Ventures, LLC, Long Side Ventures, LLC, and Taconic Group, LLC. The Company exchanged 141,750 BEL, for outstanding convertible debt, held by Crest, Long Side and Taconic, in the aggregate amount including interest, of $565,438.

On April 21, 2022, the Company received $125,000 from Keystone Capital Partners, LLC as part of the Regulation A Tier 2 offering, for which it issued 12,500,000 shares of common stock on April 29, 2022.

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

Results of Operations for the Three Months Ended March 31, 2022 and 2021

For the three months ended March 31, 2022 and 2021, the Company had revenues of 2,964,111 and $0 respectively. This is as a direct result of the acquisition of Belfrics and is primarily generated by Belfrics.

For the three months ended March 31, 2022 and 2021, the Company had gross profit of $674,173 and $0, respectively. This is as a direct result of the acquisition of Belfrics and is primarily generated by Belfrics.

Total operating costs were $1,709,204 compared with $91,239 for the three months ended March 31, 2022 and 2021, respectively. The increase is directly related to higher professional fees, marketing expenses, payroll expenses, travel and meal expenditures, as well as other general and administrative expenses, primarily due to the acquisition of Belfrics.

Other Income (Expense) was $4,389,106 when compared with $4,898,351 for the three months ended March 31, 2022 and 2021, respectively. The difference of $509,245 is primarily due to a change in fair value of derivatives in 2021, and a change in fair value of contingent liability in 2022. There were no derivative calculations required in 2022, which caused in an increase of $5,003,769. In 2022, management’s assessment of the stock milestones attainable by Belfrics resulted in an increase of $4,464,254.

Net income for the three months ended March 31, 2022 was $3,354,075 as compared to net income of $4,807,112 for the three months ended March 31, 2021.

Results of Operations for the Nine Months Ended March 31, 2022 and 2021

For the nine months ended March 31, 2022 and 2021, the Company had revenues of $5,244,952 and $0, respectively. This is as a direct result of the acquisition of Belfrics and is primarily generated by Belfrics.

For the nine months ended March 31, 2022 and 2021, we had gross profit of $2,276,014 and $0, respectively. This is as a direct result of the acquisition of Belfrics and is primarily generated by Belfrics.

Total operating costs were $3,868,479 when compared with $286,629 for the nine months ended March 31, 2022 and 2021, respectively. The increase is directly related to higher professional fees, marketing expenses, payroll expenses, travel and meal expenditures, as well as other general and administrative expenses, primarily due to the acquisition of Belfrics.

Other Income (Expense) was $990,203 when compared with $8,829,754 for the nine months ended March 31, 2022 and 2021, respectively. This change is primarily due to a change in fair value of derivatives of that decreased from $9,127,156 in 2021 to $1,577,001 in 2022. This is further offset by a change in fair value of contingent liability not present in 2021, as well as a loss on impairment of intangibles. The contingent liability and the impairment is due to the acquisition of Belfrics.

Net Loss for the nine months ended March 31, 2022 was $602,262 as compared to Net Income of $8,543,125 for the nine months ended March 31, 2021.

Liquidity and Capital Resources

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. As of March 31, 2022 the Company had cash on hand of $855,759, total assets of $50,624,450, total liabilities of $26,119,132 and total stockholder’s equity of $24,505,318. As all variable convertible notes payable were converted to a fixed value, the derivative liability of $1,577,001 was final and ended on June 30, 2021. A loss on impairment of intangibles in the amount of $1,522,597 was recorded to impair cryptocurrency assets.

The Company’s cash was generated from a Regulation A fundraising. The Company plans to raise additional working capital via additional notes or equity sales to ensure that it will have enough cash to fund its primary operation for the next twelve (12) months.

The Company has no agreements in place with its shareholders, officer and director or with any third parties to fund operations beyond the end of the Company’s March 31, 2022 period ended. The Company has not negotiated nor has available to it any other third party sources of liquidity.

Cash flows from operating activities for the nine-month periods ended March 31, 2022 and 2021 were $(1,211,776) and $(57,857), respectively. The change was primarily due to net loss and increased accounts payable being offset by changes in fair value of derivative liabilities, due to related parties, loss on impairment of intangibles and accrued expenses converted to stock, which are directly related to the acquisition of Belfrics.

Cash flows from investing activities totaled $(2,821,266) and $0 for the nine-month periods ended March 31, 2022 and 2021, respectively. The change was directly related to Belfrics’ purchase of intangible assets of $2,650,006, purchases of property and equipment of $279,908, offset by net cash acquired on acquisitions of $74,377 and due from related parties of 34,271.

Cash flows from financing activities totaled $4,651,000 and $85,000 for the nine-month periods ended March 31, 2022 and 2021, respectively. This is primarily due to the new proceeds from the Regulation A financing.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our chief executive officer and chief financial officer are responsible for establishing and maintaining our disclosure controls and procedures. Disclosure controls and procedures means controls and other procedures that are designed to ensure that information we are required to disclose in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that information required to be disclosed by us in those reports is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our chief executive officer and chief financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of March 31, 2022. Based on that evaluation, our chief executive officer and chief financial officer have concluded that, as of the evaluation date, such controls and procedures were not effective.

Changes in internal controls

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1 A. Risk Factors

Not required for a Smaller Reporting Company.

Item 2. Properties

The Company’s operations are currently being conducted out of the Company’s office located at 2875 Northeast 191 Street, Suite 500 - #218, Aventura, FL, Aventura, FL 33180. The Company’s office space is being rented for a price of $135 per month.

The Cognitive Apps subsidiary’s operations are currently being conducted out of offices located at 263 W, 49th Avenue, Vancouver, BC, V5Y2Z8, Canada. Cog Apps began paying $1,584 monthly rent for this space as of January 2022.

The Belfrics Entities subsidiary’s main corporate operations are currently being conducted out of the Belfrics Holding Limited offices at Suite C, Lot 3, Level 1, Lazenda Phase 3, OKK Abudllah, Labuan. Belfrics holds seven leases in various locations for a total price of $11,543 per month.

The Company considers the current spaces to be adequate and will reassess its needs based upon the future growth of the Company.

Other than as set forth above, we are not a party to any material legal proceedings, nor is our property the subject of any material legal proceeding.

Item 3. Mining Safety Disclosures

Not Applicable.

Item 4. Other Information

Not Applicable.

Item 5. Exhibits

Number	Exhibit

31.1*	Certification of Chief Financial Officer pursuant to Section 302

32.1*	Certification of Chief Executive Officer pursuant to Section 906

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Schema

101.CAL*	Inline XBRL Taxonomy Calculation Linkbase

101.DEF*	Inline XBRL Taxonomy Definition Linkbase

101.LAB*	Inline XBRL Taxonomy Label Linkbase

101.PRE*	Inline XBRL Taxonomy Presentation Linkbase

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

Life Clips, Inc.

Date: May 16, 2022	By:	/s/ Victoria Rudman
Victoria Rudman
Chief Financial Officer (Principal Financial and Accounting Officer)

